Form 10-Q
period 1996-03-31
CATALYTICA INC
filed 1996-05-10
CIK 841466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1996

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ____________ to
    ____________.

                          Commission File No. 0-20966


                                CATALYTICA, INC.
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                     94-2262240
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                     Identification Number)

                               430 FERGUSON DRIVE
                        MOUNTAIN VIEW, CALIFORNIA  94043
                    (Address of principal executive offices)

                                 (415) 960-3000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X] Yes   [_] No

The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 19,202,092 as of April 30, 1996.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 MARCH 31, 1996


PART I.  FINANCIAL INFORMATION

                                                                     PAGE NO.
                                                                     --------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheets                                  3
    As of March 31, 1996 and December 31, 1995

  Condensed Consolidated Statements of Operations
    For the three months ended March 31, 1996 and March 31, 1995         4

  Condensed Consolidated Statements of Cash Flows
    For the three months ended March 31, 1996 and March 31, 1995         5

  Notes to Condensed Consolidated Financial Statements                   6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                       8-17

PART II.  OTHER INFORMATION                                              17

SIGNATURES                                                               18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                           March 31,    December 31,
                                              1996          1995
                                           ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                 $  7,957        $  5,021
  Short-term investments                       8,559          15,881
  Accounts receivable, net                     2,196           3,557
  Notes receivable from employees                374              72
  Inventory:
       Raw materials                             994             498
       Work in process                           314             178
       Finished goods                            236             178
                                            --------        --------
                                                1544             854
  Prepaid expenses and other
    current assets                               493             371
                                            --------        --------
    Total current assets                      21,123          25,756

Property and equipment:
  Equipment                                    8,137           7,950
  Leasehold improvements                       6,206           6,059
                                            --------        --------
                                              14,343          14,009
  Less accumulated depreciation and
    amortization                              (8,852)         (8,626)
                                            --------        --------
                                               5,491           5,383
Notes receivable from employees                  100             100
                                            --------        --------
                                            $ 26,714        $ 31,239
                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    872        $  1,339
  Accrued payroll and related expenses         1,304           1,392
  Deferred revenue                               325             167
  Other accrued liabilities                      663             590
  Current portion of long-term debt            2,438           4,166
                                            --------        --------
    Total current liabilities                  5,602           7,654

Long-term debt                                 1,480           1,556
Other long-term liabilities                       --              --

Stockholders' equity:
  Common stock                                    19              19
  Additional paid-in capital                  65,063          65,101
  Deferred compensation                          (75)            (86)
  Accumulated deficit                        (45,375)        (43,005)
                                            --------        --------
    Total stockholders' equity                19,632          22,029
                                            --------        --------
                                            $ 26,714        $ 31,239
                                            ========        ========

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         Three months ended March 31,
                                         ----------------------------
                                            1996           1995
                                         ------------   -------------
Revenues:
  Product sales                            $ 2,017          $ 1,353
  Research revenues                          1,323            1,182
                                           -------          -------
                                             3,340            2,535

Costs and expenses:
  Cost of sales                              2,010            1,395
  Research and development                   2,571            2,465
  Selling, general and administrative        1,246            1,295
                                           -------          -------
    Total costs and expenses                 5,827            5,155
                                           -------          -------
Operating loss                              (2,487)          (2,620)

Interest income                                245              160
Interest expense                              (128)             (58)
                                           -------          -------
Net loss                                   $(2,370)         $(2,518)
                                           =======          =======
Net loss per share                          $(0.12)          $(0.17)
                                           =======          =======
Shares used in computing net
  loss per share                            19,196           15,073
                                           =======          =======

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                             Three months
                                            ended March 31,
                                           -------------------
                                             1996       1995
                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(2,370)   $(2,518)

  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activity:
    Depreciation and amortization              106        362
    Changes in:
      Accounts receivable                    1,361       (238)
      Inventory                               (690)      (234)
      Prepaid expenses and other
       current assets                         (122)       287
      Accounts payable                        (467)      (201)
      Accrued payroll and related
       expenses                                (88)        26
      Deferred revenue                         158        268
      Other accrued liabilities                 73       (136)
                                           -------    -------
        NET CASH USED IN OPERATING
         ACTIVITIES                         (2,039)    (2,384)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                  (9,547)    (3,954)
  Maturities of investments                 17,000      5,000
  Acquisition of property and equipment       (334)      (281)
                                           -------    -------
        NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                7,119        765

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net receipts on (issuance of) notes
   receivable from employees                  (302)        --
  Additions to debt obligations                ---        115
  Payments on debt obligations              (1,804)       (96)
  Sale of common stock                         (38)         2
                                           -------    -------
        NET CASH PROVIDED BY FINANCING
         ACTIVITIES                         (2,144)        21
                                           -------    -------

Net decrease in cash and cash
  equivalents                                2,936     (1,598)

Cash and cash equivalents at
  beginning of period                        5,021      3,638
                                           -------    -------
Cash and cash equivalents at
  end of period                            $ 7,957    $ 2,040
                                           =======    =======

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. annual report on Form 10-K for the year ended December 31, 1995.

2.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded in the computation as their effect is antidilutive.

3.  FINANCIAL INSTRUMENTS

    For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available -for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase which are held-to maturity ($1,998,000 at March 31, 1996) and investments with maturities greater than three months which are available-for-sale ($6,561,000 at March 31, 1996) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none outstanding at March 31, 1996). All investments at March 31, 1996 were carried at amortized cost, which approximated fair market value. The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

4.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.  SUBSEQUENT EVENT

    On May 8, 1996, Catalytica Fine Chemicals, Inc., announced that Pfizer Inc. signed an agreement to infuse $15 million in Catalytica Fine Chemicals. These funds give Pfizer a 15 per percent interest in Catalytica Fine Chemicals Inc. and a five-year R&D commitment by Catalytica Fine Chemicals to develop new processes and technology for the manufacture of Pfizer products. Prior to this investment, Catalytica Fine Chemicals was a wholly-owned subsidiary of Catalytica Inc.

    During the past four years, Catalytica Fine Chemicals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer's promising new pharmaceuticals. The Pfizer drugs are at varying stages of approval by the Food and Drug administration, ranging from Phase II clinical trials through the New Drug Application stage. Catalytica Fine Chemicals has already manufactured intermediates for these drugs and aims to become a supplier to Pfizer on these and other pharmaceutical candidates.

    PART I - FINANCIAL INFORMATION
    ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

    OVERVIEW
    --------

    Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report.

    Catalytica is developing advanced products and manufacturing processes which use the Company's proprietary chemical catalysis technologies. These products and processes can yield economic and environmental benefits, including lower manufacturing costs and reduced hazardous byproducts associated with traditional manufacturing processes. The Company has developed significant expertise in catalysis, an essential step in the production of many industrial products. Approximately 96% of the Company's fiscal 1995 product sales were derived from sales of fine chemicals products and its research and development revenues were derived from the Company's other lines of business, including natural gas combustion systems. In December 1993, the Company acquired a manufacturing facility from Sandoz to obtain fine chemicals manufacturing capacity. As part of the acquisition, Sandoz entered into a five-year contract for the manufacture of a fine chemical intermediate. Under the terms of the agreement, Sandoz transferred certain equipment and technology relating to the manufacture of the particular intermediate, and agreed to purchase all of its requirements of such intermediate from the Company, subject to certain volume limitations. These requirements represent approximately $3.0 million of revenue per year. However, the timing of receipt of revenues under this contract varies, depending on the timing of receipt of orders and shipment of products. During the year ended December 31, 1995 and the quarter ended March 31, 1996, 49% and 20% respectively of the Company's fine chemical product revenues were derived from sales to Sandoz. The Company has no contractual volume commitments from Sandoz beyond May 31, 1998, and there can be no assurance the Sandoz contract will be renewed. The Company plans to eventually replace the Sandoz contractual products with higher margin product sales to new customers. The agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of the notice.

    The Company's business has not been profitable to date, and as of March 31, 1996, the Company had an accumulated deficit of $45.4 million. The Company anticipates incurring additional losses for at least the next 12 to 18 months. The Company expects that losses will fluctuate from quarter to quarter, as a result of differences in the amount and timing of expenses incurred and the revenues received. In particular, the Company's operating results are affected by the size and timing of orders and shipment schedules of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. Through 1993, substantially all of the Company's revenues were derived from research and development contracts. Most of the Company's research and development contracts are subject to periodic review with the funding partner, which may result in modifications, including a reduction or termination of funding. The Company's research and development revenues declined in 1994 and 1995 as certain research projects were terminated. There can be no assurance the Company will continue to receive research and development funding, and the Company expects that in the future it will increasingly rely on product sales for its revenues. In 1994, the Company began deriving revenues from the sale of fine chemicals products. To achieve profitable operations, Catalytica must increase significantly its commercial sales of fine chemicals and successfully develop, manufacture, introduce, and market or license its combustion systems and catalytic processes. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, or at all.

    On November 3, 1995, Catalytica completed a public offering of 4,000,000 shares of Common Stock at a price of $4.00 per share. The net proceeds were approximately $14.7 million after deducting estimated fees and offering expenses. Catalytica intends to use the net proceeds for general corporate purposes, including working capital requirements, new product development, and marketing and sales activities for its Fine Chemicals' and Combustion Systems' businesses. A portion of the proceeds may also be used for the acquisition of additional manufacturing facilities for Fine Chemicals. The Company currently has no agreement or understanding with respect to any such acquisitions. Pending the use thereof, the Company has invested the net proceeds in short-term, interest bearing, investment grade securities.

    RESULTS OF OPERATIONS
    ---------------------

    Net revenues for the first quarter of fiscal 1996 increased by 32% as compared to the same quarter in fiscal 1995 largely due to a 49% increase in product sales and a 12% increase in research revenues. The increase in product sales can be primarily attributed to the shipment of fine chemical products to new and existing customers. The increase in research revenues reflects increased activity and funding of the Company's work on nanoscale materials used in catalysts. This work, which is being conducted through a joint venture with Microfluidics International Corp., is being funded by a $2 million grant awarded in 1994 by the U.S. Department of Commerce's National Institute of Standards and Technology and by funding from potential customers of this technology.

    The increase in cost of goods sold reflects increased physical volume of product sales coupled with higher than normal costs associated with production start-up of several new fine chemical products. Margins were also adversely impacted with lower margins on the fine chemical products being manufactured for Sandoz under a five-year agreement negotiated in connection with the purchase of the Company's Bay View facility plus start-up manufacturing costs associated with the recent introduction of the new CEMcat(TM) continuous emissions monitor produced by the Company's wholly owned subsidiary Advanced Sensor Devices. Margins on the fine chemical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical manufacturing environment.

    Research and development expenses increased slightly to $2.6 million for the first quarter of 1996 as compared to $2.5 million for the same quarter last year. Research and development expenses may fluctuate from quarter to quarter.

    Selling, general and administrative expenses decreased slightly to $1.2 million as compared to $1.3 million for the same quarter in fiscal 1995.

    Net interest income increased 15% due to higher balances of cash and short-term investments associated with the Company's recent public offering, partially offset by increased interest expense on a line of credit and other short-term working capital financing at the Catalytica Fine Chemicals Bay View manufacturing facility.

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    Total cash and cash equivalents plus short-term and long-term investments decreased to $16.5 million compared to $20.9 million at December 31, 1995. This decrease is primarily due to the net loss for the quarter coupled with the payments on a working capital line of credit agreement associated with the Catalytica Fine Chemicals Bay View manufacturing facility.

    In 1994 and 1995, the Company obtained various lines of credit to fund capital purchases and future working capital needs of its Fine Chemicals Subsidiary. Two of these credit facilities, a working capital line of credit agreement with $0.3 million outstanding on March 31, 1996 and a promissory note of $1.5 million used to refinance a subsidiary's outstanding subordinated debt, are due and payable on June 30, 1996. The Company is considering various longer term options to finance the fixed and working capital needs of its Fine Chemicals subsidiary including an extension and/or modification of its current credit facilities used to support this business. On May 8, 1996, Catalytica Fine Chemicals, Inc., announced that Pfizer Inc. signed an agreement to infuse $15 million in Catalytica Fine Chemicals. These funds give Pfizer a 15 percent interest in Catalytica Fine Chemicals Inc. and a five-year R&D commitment by Catalytica Fine Chemicals to develop new processes and technology for the manufacture of Pfizer products. See note 5, Subsequent event.

    The Company's operations to date have required substantial amounts of cash. The Company anticipates that existing capital resources, product revenues, and research and development revenues will enable the Company to maintain current and planned operations for at least the next 18 months. The Company's future capital requirements will depend on many factors, including rate of commercialization of the Company's catalytic combustion systems and the need to expand manufacturing capacity for both its fine chemicals and combustion systems business. Although there can be no assurance the Company will obtain orders sufficient to fill the capacity by such time, the Company's manufacturing facility for pharmaceutical intermediates is expected to reach capacity in 1997. The Company intends to augment its current pharmaceutical intermediates manufacturing capacity by acquiring or constructing additional plant capacity. However, to date, the Company has made plans only to modestly expand its production capacity for certain types of products. Adequate funds for future operations, whether from the financial markets or from collaborative or other arrangements, may not be available when needed or on terms acceptable to the Company and, if available or acceptable to the Company, may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs.

    RISK FACTORS

    History of Operating Losses and Uncertainty of Future Results

    The Company's business has not been profitable to date, and as of March 31, 1996, the Company had an accumulated deficit of $45.6 million. The Company anticipates incurring additional losses for at least the next 12 to 18 months. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the amount and timing of expenses incurred and revenues received. In particular, the Company's operating results are affected by the size and timing of receipt of orders for and shipments of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. Through 1993, substantially all of the Company's revenues were derived from research and development contracts. Most of the Company's research and development contracts are subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. The Company's research and development revenues declined in 1995 and 1994 as certain research projects were terminated. There can be no assurance the Company will continue to receive research and development funding, and the Company expects that it will increasingly rely on product sales for its revenues.

    In 1994, the Company began deriving revenues from the sale of fine chemicals products. Through December 31, 1995, a significant portion of the Company's product revenues has been derived from sales to Sandoz Agro, Inc. ("Sandoz") under a five-year contract pursuant to which Sandoz committed to buy certain minimum volumes for the first four years and eight months. The Company has no contractual volume commitment from Sandoz beyond May 31, 1998. There can be no assurance the Sandoz contract will be renewed or replaced with new business. The Sandoz agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of notice. The Company expects that it will need to manufacture new products to increase revenue. Typically, new products have lower gross margins during the initial manufacturing phase, which could have an adverse effect on the Company's results of operations. To achieve profitable operations, Catalytica must significantly increase its commercial sales of fine chemicals and successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, or at all.

    Commercialization; Shift from Research and Development

    The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products. The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994. Success of the Company's fine chemicals business is dependent upon development and commercialization of appropriate catalytic processes for new customers and new fine chemicals products. There can be no assurance the Company will be able to develop and commercialize such processes. In addition, sales of certain of the Company's fine chemicals intermediates are dependent upon the customer obtaining clearance from the United States Food and Drug Administration ("FDA") for marketing of the customer's end-product. Failure of the Company's customers to obtain the necessary FDA clearance would have an adverse affect on sales of certain fine chemicals products.

    The Company is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by turbine manufacturers. Ultimate sales of the Company's combustion system products will depend upon the acceptance and users of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers. The Company's subsidiary, Catalytica Combustion Systems, Inc., is currently working with leading turbine manufacturers, including: General Electric in large turbines, Allison Engine Co., a subsidiary of Rolls Royce, and Solar Turbines Inc., a subsidiary of Caterpillar, Inc., in medium size turbines, and Affiliated Group of Companies (AGC), which uses small Kawasaki Heavy Industries turbines for mobile cogeneration applications. Neither the Company or its subsidiaries have formal long-term agreements in place with many of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets could be adversely affected if one or more of these companies terminated its relationship with the Company. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer. The Company currently has limited manufacturing and marketing capability for its combustion products. The Company's existing facilities are inadequate for commercial production of the combustion products under development, and to the extent that the Company chooses to produce commercial quantities of its products, the Company will be required to develop or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develop marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develop an effective marketing and sales organization. In addition, the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants. Accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions which affect capital investment decisions, as well as the regulatory environment. There can be no assurance that the Company's products will be economically attractive when compared to competitive products.

    Future Capital Requirements and Uncertainty of Additional Funding

    See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

    Influence of Environmental Regulations on Rate of Commercialization

    The rate at which the Company's catalytic combustion systems are adopted by industrial companies will be heavily influenced by the enactment and enforcement of environmental regulations at the federal, state and local levels. Current federal law governing air pollution generally does not mandate the specific means for controlling emissions, but instead, creates ambient air quality standards for individual geographic regions to attain through individualized planning on a regional basis in light of the general level of air pollution in the region. Federal law requires state and local authorities to determine specific strategies for reducing emissions or specific pollutants. Among other strategies, state and local authorities in all areas which do not meet ambient air quality standards must adopt performance standards for all major new and modified sources of air pollution. The more polluted the air in a particular region has become, the more stringent such controls must be. The Company's revenues will depend, in part, on the standards, permit requirements and programs these state and local authorities promulgate for reducing emissions (including emissions of NOx) addressed by the Company's combustion and monitoring products systems. Demand for the Company's systems and processes will be affected by how quickly the standards are implemented and the level of reductions required. Certain industries or companies may successfully delay the implementation of existing or new regulations or purchase or acquire emissions credits from other sources, which could delay or eliminate their need to purchase the Company's systems and processes. Moreover, new environmental regulations may impose different requirements which may not be met by the systems and processes being developed by Catalytica or which may require costly modifications of the Company's products. The United States Congress is currently reviewing existing environmental regulations. There can be no certainty as to whether Congress will amend or modify existing regulations in a manner that could have an adverse effect on demand for the Company's combustion system products.

    In the past, the Company pursued a research and development project to eliminate the use of hydrofluoric acid in the production of alkylate, an important blending component for high-octane gasoline. Due partly to a shift in the regulatory environment, the Company's partners decided in 1994 not to fund continued research at Catalytica for this project. Each party is currently funding its own activities with respect to the project and the interest of other parties in funding additional research is being explored by Catalytica and its partners. Similarly, in 1995, certain regulations regarding the continuous monitoring of NOx emissions were delayed, so that demand did not develop as expected for the Company's continuous emissions monitoring devices. There can be no assurance these regulations will ever be adopted.

    Effect of FDA Regulations on Fine Chemicals Manufacturing

    Many of the fine chemicals products the Company manufactures, or will manufacture in the future, and the final drug products in which they are used are subject to regulation for safety and efficacy by the FDA and foreign regulatory authorities before such products can be commercially marketed. The process of obtaining regulatory clearances for marketing is uncertain, costly and time consuming. The Company cannot predict how long the necessary regulatory approvals will take or if its customers will ever obtain such approval for their products. To the extent the Company's customers do not obtain the necessary regulatory approvals for marketing new products, the Company's fine chemicals product sales will be adversely affected.

    In the future, the Company intends to manufacture bulk actives. To do so, the Company would be required to comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations, and certain of the Company's customers may also require the Company to adhere to cGMP regulations, even if not required by the FDA. To comply with cGMP regulations, a manufacturer must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, recall or seizure. Failure of the Company's customers to obtain and to maintain FDA clearance for marketing of the products manufactured by the Company, or failure of the Company to comply with cGMP regulations as required by the FDA or the Company's customers, would have a material adverse effect on the Company's results of operations.

    Competition and Technological Change

    There are numerous competitors in a variety of industries in the United States, Europe and Japan which have commercialized and are working on technologies that could be competitive with those under development by the Company, including both catalytic and other technological approaches. Some of these competitive products are in more advanced stages of development and testing. The Company's competitors may develop technologies and systems and processes that are more effective than those being developed by the Company or that would render the Company's technology and systems and processes less competitive or obsolete. In the fine chemicals market, the Company faces its primary competition from pharmaceutical companies that produce their own fine chemicals and from other fine chemicals manufacturers such as Lonza AG and DSM Fine Chemicals. In the combustion systems market, the Company faces its primary competition from large gas turbine power generation manufacturers, such as General Electric Co. ("General Electric"), Allison Engine Company ("Allison") and Solar Turbines Incorporated ("Solar"), each of which is developing competing systems for their own turbines. Many of the Company's competitors in the combustion systems market are also potential customers of the Company, and the Company expects to at least partially rely on these potential customers to help commercialize its products. Most of these competitors have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience than the Company. If these companies are successful in developing such products, the Company's ability to sell its systems and processes would be materially adversely affected. Further, since many of the Company's competitors are existing or potential customers, the Company's ability to gain market share may be limited.

    Patents and Intellectual Property

    The Company has an active program of pursuing patents for its inventions in the United States and in markets throughout the world relevant to its business areas. The Company has 56 United Stated patents and 15 pending United States patent applications.

    The Company's success will depend on the ability to continue to obtain patents, protect trade secrets and operate without infringing on the proprietary rights of others in the United States and other countries. There can be no assurance that the Company's patent applications will result in the issuance of any patent, that any of the Company's existing patents or any patents that may be issued in the future will provide significant proprietary protection, that any such patents will be sufficiently broad to protect the Company's technology, or that any such patents will not be challenged, circumvented or invalidated. There can also be no assurance that the patents of others will not have an adverse effect on the Company. Others may independently develop similar systems or processes or design around patents issued to the Company. In addition, the Company may be required to obtain licenses to patents or other proprietary rights. The Company cannot assure that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If Catalytica requires and does not obtain such licenses, it could encounter delays in system or process introductions while it attempts to design around such patents, or it could find that the development, manufacture, sale or licensing of systems or processes requiring such licenses could be foreclosed. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others or prosecuting infringement claims against third parties. The Company could incur substantial costs in interference proceedings declared by the United States Patent and Trademark Office in connection with one or more of the Company's or third parties' patents or patent applications, and those proceedings could also result in an adverse decision as to the priority of the Company's inventions. The Company also protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

   Dependence on Key Personnel

   The Company's success is dependent on the retention of principal members of its management and scientific staff and on the ability to continue to attract, motivate and retain additional key personnel. Competition for such key personnel is intense, and the loss of the services of key personnel or the failure to recruit necessary additional personnel could have a material adverse effect upon the Company's operations and on its research and development efforts. The Company does not have non-competition agreements with any of its key employees. The Company's anticipated expansion into areas and activities requiring additional expertise, such as manufacturing, marketing and distribution, are expected to place increased demands on the Company's resources. These activities are expected to require the addition of new personnel with expertise in these areas and the development of additional expertise by existing personnel. The failure to acquire such personnel or to develop such expertise could materially adversely affect prospects for the Company's success.

   Hazardous Materials and Environmental Matters

   The Company's research and development activities and fine chemicals manufacturing involve the use of many hazardous chemicals. The Company is subject to extensive federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and associated waste products. The Company believes that its properties and operations comply in all material respects with applicable environmental laws; however, the risk of environmental liabilities cannot be completely eliminated. Public awareness of environmental issues has increased the impact of such laws on the conduct of manufacturing operations and ownership of property. Any failure by the Company to comply with present or future environmental laws could result in cessation of portions or all of the Company's operations, impositions of fines, restrictions on the Company's ability to carry on or expand its operations, significant expenditures by the Company to comply with environmental laws and regulations, and/or liabilities in excess of the resources of the Company. The Company does not have environmental impairment liability insurance. In 1992, the Company completed a renovation of its research and development facilities at a cost of approximately $2.3 million to comply with environmental laws and regulations. There can be no assurance, however, that the Company will not be required to make additional renovations or improvements to comply with environmental laws and regulations in the future. The Company's operations, business or assets could be materially adversely affected in the event such environmental laws or regulations require the Company to modify current facilities substantially or otherwise limit the Company's ability to conduct or expand its operations.

   The Company leases the land on which its fine chemicals facility is located from Rhone Poulenc, Inc., ("Rhone Poulenc"). The past activities of Rhone Poulenc's predecessor caused significant soil and groundwater contamination of the facility and a down gradient area located along the San Francisco Bay. Consequently, the site is subject to a clean up and abatement order issued by the Bay Area Regional Water Quality Control Board ("RWQCB") which currently requires stabilization, containment and monitoring of the arsenic and volatile organic contamination at the site and surrounding areas. The ground lease between Rhone Poulenc and the Company includes an indemnity by Rhone Poulenc against any costs and liabilities that the Company might incur to fulfill the RWQCB order and to otherwise address the contamination that is the subject of the order. The Company also has obtained an indemnification from Sandoz (the immediately preceding owner/operator of the facility) against any costs and liability the Company may incur with respect to any contamination caused by Sandoz' operations. However, there can be no assurance that the Company will not be held responsible with respect to the existing contamination or named in an action brought by a governmental agency or a third party because of such contamination. If the Company is held responsible and it has contributed to the contamination, it will be liable for any damage to third parties, and will be required to indemnify Rhone Poulenc and Sandoz for any additional clean up costs or liability they may incur, with respect to the contamination caused by the Company. The determination of the existence and additional cost of any such incremental contamination contribution by the Company could involve costly and time-consuming negotiations and litigation. Further, any such incremental contamination by the Company or the unenforceability of either of the indemnity agreements described above could materially adversely affect the Company's business and results of operations.

   PART II - OTHER INFORMATION

   All information required by items in Part II is omitted because the items are inapplicable, the answer is negative or substantially the same information has been previously reported by the registrant.

                                CATALYTICA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 1996                      CATALYTICA, INC.
       ------------                      (Registrant)

                                         By: /s/ Lawrence W. Briscoe
                                             -----------------------
                                         Lawrence W. Briscoe
                                         Vice President and Chief
                                         Financial Officer

                                         Signing on behalf of the
                                         registrant and as principal
                                         financial officer

                                 EXHIBIT INDEX


 Exhibit
 Number                           Description
- - ---------                        -------------

  27                         Financial Data Schedule