Form 10-Q
period 1996-06-30
CATALYTICA INC
filed 1996-08-14
CIK 841466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                      or

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

                               [X] Yes   [_] No

The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 19,324,922 as of July 31, 1996.

                               CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 JUNE 30, 1996


PART I. FINANCIAL INFORMATION
                                                                  PAGE NO.
                                                                  --------
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheets                              1

  Condensed Consolidated Statements of Operations
    For the three months ended June 30, 1996 and June 30, 1995       2

  Condensed Consolidated Statements of Cash Flows
    For the three months ended June 30, 1996 and June 30, 1995       3

  Notes to Condensed Consolidated Financial Statements               4-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         6-15


PART II.  OTHER INFORMATION                                          16

SIGNATURES                                                           17

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                           June 30,    December 31,
                                             1996          1995
                                           ---------   -------------
                   ASSETS
Current assets:
  Cash and cash equivalents                $ 20,427        $  5,021
  Short-term investments                      7,534          15,881
  Accounts receivable, net                    3,458           3,557
  Notes receivable from employees               346              72
  Inventory:
       Raw materials                            976             498
       Work in process                          500             178
       Finished goods                           506             178
                                           --------        --------
                                              1,982             854
  Prepaid expenses and other current            545             371
   assets                                  --------        --------
    Total current assets                     34,292          25,756

Property and equipment:
  Equipment                                   8,360           7,950
  Leasehold improvements                      6,626           6,059
                                           --------        --------
                                             14,986          14,009
  Less accumulated depreciation and          (9,007)         (8,626)
   amortization                            --------        --------
                                              5,979           5,383
Notes receivable from employees                  50             100
                                           --------        --------
                                           $ 40,321        $ 31,239
                                           ========        ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $  1,047        $  1,339
  Accrued payroll and related expenses        1,303           1,392
  Deferred revenue                            1,954             167
  Other accrued liabilities                     942             590
  Notes Payable                               1,376           1,995
  Current portion of long-term debt             671           2,171
                                           --------        --------
    Total current liabilities                 7,293           7,654

Long-term debt                                1,367           1,556
Non-current deferred revenue                  5,600             ---
Minority interest                             8,000             ---

Stockholders' equity:
  Common stock                                   19              19
  Additional paid-in capital                 65,290          65,101
  Deferred compensation                         (63)            (86)
  Accumulated deficit                       (47,185)        (43,005)
                                           --------        --------
    Total stockholders' equity               18,061          22,029
                                           --------        --------
                                           $ 40,321        $ 31,239
                                           ========        ========

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      Three months ended June 30,                Six months ended June 30,
                                                      ---------------------------                -------------------------
                                                        1996             1995                      1996              1995
                                                        ----              ----                      ----             ----
Revenues:
     Product sales                                     $ 2,685           $ 1,669                   $ 4,702          $ 3,022
     Research revenues                                   1,424             1,241                     2,747            2,423
                                                       -------           -------                   -------          -------
                                                         4,109             2,910                     7,449            5,445

   Costs and expenses:
     Cost of sales                                       2,433             1,765                     4,443            3,160
     Research and development                            2,971             2,529                     5,542            4,994
     Selling, general and administrative                 1,215             1,144                     2,461            2,439
                                                       -------           -------                   -------          -------

       Total costs and expenses                          6,619             5,438                    12,446           10,593
                                                       -------           -------                   -------          -------

   Operating loss                                       (2,510)           (2,528)                   (4,997)          (5,148)

   Gain on Sale of Assets                                  505               ---                       505              ---
   Interest income                                         294               135                       539              295
   Interest expense                                        (99)              (65)                     (227)            (123)
                                                       -------           -------                   -------          -------

   Net loss                                            $(1,810)          $(2,458)                  $(4,180)         $(4,976)
                                                       =======           =======                   =======          =======

   Net loss per share                                  $ (0.09)          $ (0.16)                   $(0.22)         $(0.33)
                                                       =======           =======                   =======          =======

   Shares used in computing net loss per share          19,250            15,101                    19,223           15,087
                                                       =======           =======                   =======          =======


                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                               CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)

                                                           Six months ended
                                                                June 30,
                                                           ------------------
                                                            1996        1995
                                                           --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (4,180)   $(4,976)

  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activity:
    Depreciation and amortization                               412        743
    Changes in:
      Accounts receivable                                        99        132
      Inventory                                              (1,128)        27
      Prepaid expenses and other current assets                (174)       430
      Accounts payable                                         (292)      (259)
      Accrued payroll and related expenses                      (89)      (128)
      Deferred revenue                                        7,387          9
      Royalties payable to related party                        ---        ---
      Other accrued liabilities                                 352       (182)
                                                           --------    -------
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                                2,387     (4,204)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                  (15,520)    (3,954)
  Maturities of investments                                  24,000      8,000
  Acquisition of property and equipment                      (1,118)    (1,005)
                                                           --------    -------
        NET CASH PROVIDED BY INVESTING ACTIVITIES             7,362      3,041

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net receipts on (issuance of) notes                          (224)         3
   receivable from employees
  Additions to debt obligations                               1,111        240
  Payments on debt obligations                               (3,419)      (192)
  Minority investment                                         8,000        ---
  Sale of common stock                                          189        101
                                                           --------    -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES             5,657        152
                                                           --------    -------

Net increase (decrease) in cash and cash equivalents         15,406     (1,011)

Cash and cash equivalents at beginning of period              5,021      3,638
                                                           --------    -------
Cash and cash equivalents at end of period                 $ 20,427    $ 2,627
                                                           ========    =======




                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation
   ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. annual report on Form 10-K for the year ended December 31, 1995.

2. NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded in the computation as their effect is antidilutive.

3. FINANCIAL INSTRUMENTS

    For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase which are held-to-maturity ($1,997,000 at June 30, 1996) and investments with maturities greater than three months which are available-for-sale ($5,537,000 at June 30, 1996) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none outstanding at June 30, 1996). All investments at June 30, 1996 were carried at amortized cost, which approximated fair market value. The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

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

5. PFIZER MINORITY INTEREST

    On May 8, 1996, Pfizer Inc. ("Pfizer") entered into a Collaborative Research and License Agreement and a Stock Purchase Agreement with Catalytica Fine Chemicals, Inc. ("CFC"), a subsidiary of Catalytica, Inc. whereby Pfizer purchased 150,000 shares of Series B Preferred stock of CFC for $15,000,000. In consideration of receipt of $7,000,000 of the $15,000,000 paid, CFC is obligated to perform specified agreed upon research for a five year period. Accordingly, Catalytica has recognized Pfizer's minority interest in CFC at $8 million and has recorded deferred revenue of $7 million to be recognized as research is performed.

6. SALE OF ADVANCED SENSOR DEVICES, INC. NET ASSETS

    On June 28, 1996 Catalytica completed the sale of substantially all the business of its wholly owned subsidiary Advanced Sensor Devices, Inc. (ASD) to Monitor Labs, Inc. ASD produces continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, an additional amount payable ($0.5 million) which is contingent on obtaining final certification for the CEM product before the end of 1996, and a royalty stream based on future revenues. Catalytica realized a $0.5 million net gain over book value on the sale of ASD's assets to Monitor Labs, Inc. This gain reflects only the payments received thus far by Catalytica. Any future payments and related gains are at this time uncertain, and therefore the gains, if any, will be recorded in the period of actual receipt of any future payments.

PART I - FINANCIAL INFORMATION
ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
- --------

Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report.

Catalytica is developing advanced products and manufacturing processes which use the Company's proprietary chemical catalysis technologies. These products and processes can yield economic and environmental benefits, including lower manufacturing costs and reduced hazardous byproducts than those associated with traditional manufacturing processes. The Company has developed significant expertise in catalysis, an essential step in the production of many industrial products. Approximately 96% of the Company's fiscal 1995 product sales were derived from sales of fine chemicals products and its research and development revenues were derived from the Company's other lines of business, including natural gas combustion systems. In December 1993, the Company acquired a manufacturing facility from Sandoz to obtain fine chemicals manufacturing capacity. As part of the acquisition, Sandoz entered into a five-year contract for the manufacture of a fine chemical intermediate. Under the terms of the agreement, Sandoz transferred certain equipment and technology relating to the manufacture of the particular intermediate, and agreed to purchase all of its requirements of such intermediate from the Company, subject to certain volume limitations. These requirements represent approximately $3.0 million of revenue per year. However, the timing of receipt of revenues under this contract varies, depending on the timing of receipt of orders and shipment of products. During the year ended December 31, 1995 and the six months ended June 30, 1996, 49% and 21% respectively of the Company's fine chemical product revenues were derived from sales to Sandoz. The Company has no contractual volume commitments from Sandoz beyond May 31, 1998, and there can be no assurance the Sandoz contract will be renewed. The Company plans to eventually replace the Sandoz contractual products with higher margin product sales to new customers. The agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of the notice.

The Company's business has not been profitable to date, and as of June 30, 1996, the Company had an accumulated deficit of $47.2 million. The Company anticipates incurring additional losses for at least the next 12 to 18 months. The Company expects that losses will fluctuate from quarter to quarter, as a result of differences in the amount and timing of expenses incurred and the revenues received. In particular, the Company's operating results are affected by the size and timing of orders and shipment schedules of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. Through 1993, substantially all of the Company's revenues were derived from research and development contracts. Most of the Company's research and development contracts are subject to periodic review with the funding partner, which may result in modifications, including a reduction or termination of funding. The Company's research and development revenues declined in 1994 and 1995 as certain research projects were terminated. There can be no assurance the Company will continue to receive research and development funding, and the Company expects that in the future it will increasingly rely on product sales for its revenues. In 1994, the Company began deriving revenues from the sale of fine chemicals products. To achieve profitable operations, Catalytica must increase significantly its commercial sales of fine chemicals and successfully develope, manufacture, introduce, and market or license its combustion systems. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, or at all.

On May 8, 1996, Catalytica Fine Chemicals, Inc., announced that Pfizer Inc. had signed an agreement to infuse $15 million in Catalytica Fine Chemicals. These funds give Pfizer a 15 percent interest in Catalytica Fine Chemicals Inc. and a five-year R&D commitment by Catalytica Fine Chemicals to develope new processes and technology for the manufacture of Pfizer products. Prior to this investment, Catalytica Fine Chemicals was a wholly-owned subsidiary of Catalytica, Inc.

During the past four years, Catalytica Fine Chemicals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer's promising new pharmaceuticals. The Pfizer drugs are at varying stages of approval by the Food and Drug administration, ranging from Phase II clinical trials through the New Drug Application stage. Catalytica Fine Chemicals has manufactured intermediates for some Pfizer drugs and plans to become a supplier of intermediates to Pfizer for other pharmaceutical products.

On June 28, 1996 Catalytica completed the sale of substantially all the business of Advanced Sensor Devices, Inc. (ASD) to Monitor Labs, Inc. ASD produces continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, an additional amount payable ($0.5 million) which is contingent on obtaining final certification for the CEM product before the end of 1996, and a royalty stream based on future revenues.

RESULTS OF OPERATIONS
- ---------------------

Net revenues for the three and six months ended June 30, 1996 increased by 41% and 37% respectively, compared to the same periods in 1995 largely due to an increase in product sales coupled with higher research revenues. Product sales during the second quarter and first half of 1996 were up 61% and 56% respectively when compared to the same periods of 1995 primarily due to the shipment of fine chemical products to new and existing customers. The increase in research revenues reflects increased activity and funding of the Company's work on nanoscale materials used in catalysts. This work, which is being conducted through a joint venture with Microfluidics International Corp., is being funded by a $2 million grant awarded in 1994 by the U.S. Department of Commerce's National Institute of Standards and Technology and by funding from potential customers of this technology.

Cost of goods sold increased 38% for the second quarter of 1996 and increased 41% for the first six months of 1996 compared to the same periods in 1995. The increase in cost of goods sold for both the three and six month periods' reflects increased physical volume of product sales coupled with higher than normal costs associated with production start-up of several new fine chemical products. Margins were also adversely impacted with lower margins on the fine chemical products being manufactured for Sandoz under a five-year agreement negotiated in connection with the purchase of the Company's Bay View facility plus start-up manufacturing costs associated with the recent introduction of the new CEMcat(TM) continuous emissions monitor produced by the Company's subsidiary Advanced Sensor Devices. Margins on the fine chemical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical manufacturing environment.

Research and development expenses increased 17% and 11% for the three and six months ended June 30, 1996 when compared to the same periods in 1995. The increase in research and development expenses largely reflect increased funding of the Company's combustion systems technology and work on nanoscale materials used in catalysts, coupled with a ramp up of research efforts supporting the research commitment to Pfizer Inc. Research and development expenses may fluctuate from quarter to quarter.

Selling, general and administrative expenses increased 6% for the second quarter of 1996 and increased 1% for the first six months of 1996 compared to the same periods in 1995 primarily due to incremental sales and marketing efforts of the Company's subsidiary, Catalytica Fine Chemicals.

The $0.5 million gain on sale of assets represents the net realized gain over book value on the sale of ASD's assets to Monitor Labs, Inc. (See Overview above). This gain reflects only the payments received thus far by Catalytica. Any future payments and related gains are at this time uncertain, and therefore the gains, if any, will be recorded in the period of actual receipt of any future payments.

Net interest income increased 118% for the second quarter of 1996 and increased 83% for the first six months of 1996 compared to the same periods in 1995 due to higher balances of cash and short-term investments associated with the Company's $14.7 million recent public offering (November 3, 1995) and $15 million cash infusion by Pfizer (May 8, 1996). This increased interest income was partially offset by increased interest expense on a line of credit and other short-term working capital financing at the Catalytica Fine Chemicals Bay View manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Total cash and cash equivalents plus short-term investments increased to $28.0 million compared to $20.9 million at December 31, 1995. This increase is primarily due to the $15.0 million cash payment by Pfizer for it's equity investment in Fine Chemicals and prepaid research and development, coupled with the $1.1 million payment received for the sale of ASD's assets. This increase was partially offset by the loss for the quarter coupled with the payments on several working capital lines of credit agreements associated with the Catalytica Fine Chemicals Bay View manufacturing facility.

In 1994 and 1995, the Company obtained various lines of credit to fund capital purchases and future working capital needs of its Fine Chemicals subsidiary. Two of these credit facilities, a working capital line of credit agreement with $1.4 million outstanding on June 30, 1996 and a promissory note of $1.5 million used to refinance a subsidiary's outstanding subordinated debt, expired on July 1, 1996. The $1.5 million promissory note was repaid in June, and the line of credit balance was repaid on July 1, 1996. In early August, a new working capital line of credit was approved. It provides a $3.5 million line of credit based on accounts receivable and expires on June 30, 1997.

The Company's operations to date have required substantial amounts of cash. The Company anticipates that existing capital resources, product revenues, and research and development revenues will enable the Company to maintain current and planned operations for at least the next 18 months. The Company's future capital requirements will depend on many factors, including rate of commercialization of the Company's catalytic combustion systems and the need to expand manufacturing capacity for both its fine chemicals and combustion systems business. Although there can be no assurance the Company will obtain orders sufficient to fill the capacity by such time, the Company's manufacturing facility for pharmaceutical intermediates is expected to reach capacity in 1997. The Company intends to augment its current pharmaceutical intermediates manufacturing capacity by acquiring or constructing additional plant capacity. However, to date, the Company has made plans only to modestly expand its fine chemicals production capacity through expansion of its Bay View plant. Adequate funds for future operations, whether from the financial markets or from collaborative or other arrangements, may not be available when needed or on terms acceptable to the Company and, if available or acceptable to the Company, may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs.

RISK FACTORS

History of Operating Losses and Uncertainty of Future Results
- -------------------------------------------------------------

The Company's business has not been profitable to date, and as of June 30, 1996, the Company had an accumulated deficit of $47.2 million. The Company anticipates incurring additional losses for at least the next 12 to 18 months. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the amount and timing of expenses incurred and revenues received. In particular, the Company's operating results are affected by the size and timing of receipt of orders for and shipments of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. Through 1993, substantially all of the Company's revenues were derived from research and development contracts. Most of the Company's research and development contracts are subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. The Company's research and development revenues declined in 1995 and 1994 as certain research projects were terminated. There can be no assurance the Company will continue to receive research and development funding, and the Company expects that it will increasingly rely on product sales for its revenues.

In 1994, the Company began deriving revenues from the sale of fine chemicals products. Through December 31, 1995, a significant portion of the Company's product revenues has been derived from sales to Sandoz Agro, Inc. ("Sandoz") under a five-year contract pursuant to which Sandoz committed to buy certain minimum volumes for the first four years and eight months. The Company has no contractual volume commitment from Sandoz beyond May 31, 1998. There can be no assurance the Sandoz contract will be renewed or replaced with new business. The Sandoz agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of notice. The Company expects that it will need to manufacture new products to increase revenue. Typically, new products have lower gross margins during the initial manufacturing phase, which could have an adverse effect on the Company's results of operations. To achieve profitable operations, Catalytica must significantly increase its commercial sales of fine chemicals and successfully develope, manufacture, introduce and market or license its combustion systems. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, or at all.

Commercialization; Shift from Research and Development
- ------------------------------------------------------

The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products. The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994. Success of the Company's fine chemicals business is dependent upon development and commercialization of appropriate catalytic processes for new customers and new fine chemicals products. There can be no assurance the Company will be able to develope and commercialize such processes. In addition, sales of certain of the Company's fine chemicals intermediates are dependent upon the customer obtaining clearance from the United States Food and Drug Administration ("FDA") for marketing of the customer's end-product. Failure of the Company's customers to obtain the necessary FDA clearance would have an adverse affect on sales of certain fine chemicals products.

The Company is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by turbine manufacturers. Ultimate sales of the Company's combustion system products will depend upon the acceptance and users of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers. The Company's subsidiary, Catalytica Combustion Systems, Inc., is currently working with leading turbine manufacturers, including: General Electric in large turbines, Allison Engine Co., a subsidiary of Rolls Royce, and Solar Turbines Inc., a subsidiary of Caterpillar, Inc., in medium size turbines, and Affiliated Group of Companies (AGC), which uses small Kawasaki Heavy Industries turbines for mobile cogeneration applications. Neither the Company or its subsidiaries have formal long-term agreements in place with many of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets could be adversely affected if one or more of these companies terminated its relationship with the Company. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer. The Company currently has limited manufacturing and marketing capability for its combustion products. The Company's existing facilities are inadequate for commercial production of the combustion products under development, and to the extent that the Company chooses to produce commercial quantities of its products, the Company will be required to develope or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develope marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develope an effective marketing and sales organization. In addition, the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants. Accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions which affect capital investment decisions, as well as the regulatory environment. There can be no assurance that the Company's products will be economically attractive when compared to competitive products.

Future Capital Requirements and Uncertainty of Additional Funding
- -----------------------------------------------------------------

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Influence of Environmental Regulations on Rate of Commercialization
- -------------------------------------------------------------------

The rate at which the Company's catalytic combustion systems are adopted by industrial companies will be heavily influenced by the enactment and enforcement of environmental regulations at the federal, state and local levels. Current federal law governing air pollution generally does not mandate the specific means for controlling emissions, but instead, creates ambient air quality standards for individual geographic regions to attain through individualized planning on a regional basis in light of the general level of air pollution in the region. Federal law requires state and local authorities to determine specific strategies for reducing emissions or specific pollutants. Among other strategies, state and local authorities in all areas which do not meet ambient air quality standards must adopt performance standards for all major new and modified sources of air pollution. The more polluted the air in a particular region has become, the more stringent such controls must be. The Company's revenues will depend, in part, on the standards, permit requirements and programs these state and local authorities promulgate for reducing emissions (including emissions of NOx) addressed by the Company's combustion and monitoring products systems. Demand for the Company's systems and processes will be affected by how quickly the standards are implemented and the level of reductions required. Certain industries or companies may successfully delay the implementation of existing or new regulations or purchase or acquire emissions credits from other sources, which could delay or eliminate their need to purchase the Company's systems and processes. Moreover, new environmental regulations may impose different requirements which may not be met by the systems and processes being developed by Catalytica or which may require costly modifications of the Company's products. The United States Congress is continually reviewing existing environmental regulations. There can be no certainty as to whether Congress will amend or modify existing regulations in a manner that could have an adverse effect on demand for the Company's combustion system products.

Effect of FDA Regulations on Fine Chemicals Manufacturing
- ---------------------------------------------------------

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

Competition and Technological Change
- ------------------------------------

There are numerous competitors in a variety of industries in the United States, Europe and Japan which have commercialized and are working on technologies that could be competitive with those under development by the Company, including both catalytic and other technological approaches. Some of these competitive products are in more advanced stages of development and testing. The Company's competitors may develope technologies and systems and processes that are more effective than those being developed by the Company or that would render the Company's technology and systems and processes less competitive or obsolete. In the fine chemicals market, the Company faces its primary competition from pharmaceutical companies that produce their own fine chemicals and from other fine chemicals manufacturers such as Lonza AG and DSM Fine Chemicals. In the combustion systems market, the Company faces its primary competition from large gas turbine power generation manufacturers, such as General Electric Co. ("General Electric"), Allison Engine Company ("Allison") and Solar Turbines Incorporated ("Solar"), each of which is developing competing systems for their own turbines. Many of the Company's competitors in the combustion systems market are also potential customers of the Company, and the Company expects to at least partially rely on these potential customers to help commercialize its products. Most of these competitors have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience than the Company. If these companies are successful in developing such products, the Company's ability to sell its systems and processes would be materially adversely affected. Further, since many of the Company's competitors are existing or potential customers, the Company's ability to gain market share may be limited.

Patents and Intellectual Property
- ---------------------------------

The Company has an active program of pursuing patents for its inventions in the United States and in markets throughout the world relevant to its business areas. The Company has 54 United Stated patents and 15 pending United States patent applications.

The Company's success will depend on the ability to continue to obtain patents, protect trade secrets and operate without infringing on the proprietary rights of others in the United States and other countries. There can be no assurance that the Company's patent applications will result in the issuance of any patent, that any of the Company's existing patents or any patents that may be issued in the future will provide significant proprietary protection, that any such patents will be sufficiently broad to protect the Company's technology, or that any such patents will not be challenged, circumvented or invalidated. There can also be no assurance that the patents of others will not have an adverse effect on the Company. Others may independently develope similar systems or processes or design around patents issued to the Company. In addition, the Company may be required to obtain licenses to patents or other proprietary rights. The Company cannot assure that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If Catalytica requires and does not obtain such licenses, it could encounter delays in system or process introductions while it attempts to design around such patents, or it could find that the development, manufacture, sale or licensing of systems or processes requiring such licenses could be foreclosed. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others or prosecuting infringement claims against third parties. The Company could incur substantial costs in interference proceedings declared by the United States Patent and Trademark Office in connection with one or more of the Company's or third parties' patents or patent applications, and those proceedings could also result in an adverse decision as to the priority of the Company's inventions. The Company also protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

Dependence on Key Personnel
- ---------------------------

The Company's success is dependent on the retention of principal members of its management and scientific staff and on the ability to continue to attract, motivate and retain additional key personnel. Competition for such key personnel is intense, and the loss of the services of key personnel or the failure to recruit necessary additional personnel could have a material adverse effect upon the Company's operations and on its research and development efforts. The Company does not have non-competition agreements with any of its key employees. The Company's anticipated expansion into areas and activities requiring additional expertise, such as manufacturing, marketing and distribution, are expected to place increased demands on the Company's resources. These activities are expected to require the addition of new personnel with expertise in these areas and the development of additional expertise by existing personnel. The failure to acquire such personnel or to develope such expertise could materially adversely affect prospects for the Company's success.

Hazardous Materials and Environmental Matters
- ---------------------------------------------

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

PART II - OTHER INFORMATION

On June 6, 1996, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) the re-election of the Board of Directors; (2) amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,200,000 shares; (3) amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 shares; (4) adoption of the Company's 1995 Director Stock Option Plan and the reservation of 100,000 shares of Common Stock for issuance thereunder; and (5) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

Proposal 1. Election of Directors
- ----------

      Director            For            Against         Abstain
      --------            --             -------         --------
   James A. Cusumano      15,158,715                      596,900
   Utz Felcht             15,157,915                      597,700
   Richard Fleming        15,158,415                      597,200
   Ricardo B. Levy        15,158,715                      596,900
   Yoshindo Tomoi         13,738,156                    2,017,459


Proposal 2. Amendment to the Company's 1992 Stock Option Plan to increase the
- ----------
number of shares of Common Stock reserved for issuance thereunder by 1,200,000 shares

                             For         Against    Abstain
                             ---         -------    -------
                           9,257,963    3,969,642   161,777


Proposal 3. Amendment to the Company's 1992 Employee Stock Purchase Plan to
- ----------
increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 shares


                              For         Against    Abstain
                              ---         -------    -------
                          11,502,229     1,825,001   156,277


Proposal 4. Adoption of the Company's 1995 Director Stock Option Plan and
- ----------
the reservation of 100,000 shares of Common Stock for issuance thereunder


                               For         Against    Abstain
                               ---         -------    -------
                            11,198,022    2,198,399   174,409


Proposal 5. Ratification of Appointment of Independent Auditors
- ----------

                               For         Against    Abstain
                               ---         -------    -------
                           15,741,040       3,300     11,275

ITEM 6

Exhibits

     27.1   Financial Data Schedule.

All information required by other items in Part II is omitted because the items are inapplicable, the answer is negative or substantially the same information has been previously reported by the registrant.


                               CATALYTICA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996                   CATALYTICA, INC.
       ---------------
                                       (Registrant)

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