Form 10-Q
period 1996-09-30
CATALYTICA INC
filed 1996-11-13
CIK 841466

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for   the quarterly period ended September 30, 1996

                                     or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934   for the transition period from ____________ to
     ____________.

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

                            [ X ] Yes   [    ] No

The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 19,328,506 as of October 31, 1996.

                              CATALYTICA, INC.

                                  FORM 10-Q

                              TABLE OF CONTENTS

                             SEPTEMBER 30, 1996


PART I.  FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheets                                   1

  Condensed Consolidated Statements of Operations
    For the three and nine months ended September 30, 1996 and
     September 30, 1995                                                   2

  Condensed Consolidated Statements of Cash Flows
    For the nine months ended September 30, 1996 and September 30, 1995   3

  Notes to Condensed Consolidated Financial Statements                    4-6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                     7-18


PART II.    OTHER INFORMATION                                             18


SIGNATURES                                                                19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              CATALYTICA, INC.
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                           September 30,    December 31,
                                                1996            1995
                                           --------------   -------------
                   ASSETS
Current assets:
  Cash and cash equivalents                     $ 18,119        $  5,021
  Short-term investments                           6,617          15,881
  Accounts receivable, net                         2,049           3,557
  Accounts receivable from related                   654              --
   parties
  Notes receivable from employees                    332              72
  Inventory:
       Raw materials                                 836             498
       Work in process                               489             178
       Finished goods                              1,637             178
                                                --------        --------
                                                   2,962             854
  Prepaid expenses and other current                 370             371
   assets                                       --------        --------
       Total current assets                       31,103          25,756

Property and equipment:
  Equipment                                        8,810           7,950
  Leasehold improvements                           7,403           6,059
                                                --------        --------
                                                  16,213          14,009
  Less accumulated depreciation and               (9,251)         (8,626)
   amortization                                 --------        --------
                                                   6,962           5,383
Notes receivable from employees                       50             100
                                                --------        --------
                                                $ 38,115        $ 31,239
                                                ========        ========


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  1,438        $  1,339
  Accrued payroll and related expenses             1,418           1,392
  Deferred revenue                                 1,647             167
  Other accrued liabilities                          918             590
  Notes Payable                                       --           1,995
  Current portion of long-term debt                  793           2,171
                                                --------        --------
       Total current liabilities                   6,214           7,654

Long-term debt                                     1,410           1,556
Non-current deferred revenue                       5,344              --
Minority interest                                  8,000              --

Stockholders' equity:
  Common stock                                        19              19
  Additional paid-in capital                      65,337          65,101
  Deferred compensation                              (52)            (86)
  Accumulated deficit                            (48,157)        (43,005)
                                                --------        --------
       Total stockholders' equity                 17,147          22,029
                                                --------        --------
                                                $ 38,115        $ 31,239
                                                ========        ========

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                               Three months             Nine months
                                           ---------------------   ---------------------
                                            ended September 30,     ended September 30,
                                           ---------------------   ---------------------
                                             1996        1995        1996        1995
                                           ---------   ---------   ---------   ---------

   Revenues:
     Product sales                          $ 1,922     $ 1,893     $ 6,624     $ 4,915
     Research revenues                        1,693       1,355       4,440       3,778
                                            -------     -------     -------     -------
                                              3,615       3,248      11,064       8,693

   Costs and expenses:
     Cost of sales                            1,686       1,604       6,129       4,764
     Research and development                 2,184       2,340       7,726       7,334
     Selling, general and administrative      1,000       1,208       3,461       3,647
                                            -------     -------     -------     -------

       Total costs and expenses               4,870       5,152      17,316      15,745
                                            -------     -------     -------     -------

   Operating loss                            (1,255)     (1,904)     (6,252)     (7,052)

   Gain on sale of assets                        --          --         505          --
   Interest income                              345         111         884         406
   Interest expense                             (62)        (67)       (289)       (190)
                                            -------     -------     -------     -------

   Net loss                                 $  (972)    $(1,860)    $(5,152)    $(6,836)
                                            =======     =======     =======     =======

   Net loss per share                       $ (0.05)    $ (0.12)    $ (0.27)    $ (0.45)
                                            =======     =======     =======     =======

   Shares used in computing net loss         19,326      15,139      19,257      15,104
    per share                               =======     =======     =======     =======




                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)

                                      Nine months ended September 30,
                                      -------------------------------
                                             1996        1995
                                           ---------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $ (5,152)   $(6,836)

  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activity:
    Depreciation and amortization               664      1,149
    Changes in:
      Accounts receivable, net                1,508       (970)
      Accounts receivable from related
       parties                                 (654)        --
      Inventory                              (2,108)      (664)
      Prepaid expenses and other                  1        501
       current assets
      Accounts payable                           99       (278)
      Accrued payroll and related
       expenses                                  26         10
      Deferred revenue                        6,824        (18)
      Royalties payable to related party         --       (622)
      Other accrued liabilities                 328        (70)
                                           --------    -------
        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                 1,536     (7,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                  (19,600)    (3,954)
  Maturities of investments                  29,000     11,000
  Acquisition of property and equipment      (2,345)    (1,116)
                                           --------    -------
        NET CASH PROVIDED BY INVESTING
         ACTIVITIES                           7,055      5,930

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net receipts on (issuance of) notes          (210)        10
   receivable from employees
  Additions to debt obligations               1,413      1,874
  Payments on debt obligations               (4,932)      (300)
  Minority investment                         8,000
  Sale of common stock                          236        115
                                           --------    -------
        NET CASH PROVIDED BY FINANCING
         ACTIVITIES                           4,507      1,699
                                           --------    -------
Net increase (decrease) in cash and
 cash equivalents                            13,098       (169)
Cash and cash equivalents at beginning
 of period                                    5,021      3,638
                                           --------    -------
Cash and cash equivalents at end of
 period                                    $ 18,119    $ 3,469
                                           ========    =======



                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. annual report on Form 10-K for the year ended December 31, 1995.

2.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded in the computation as their effect is antidilutive.

3.  FINANCIAL INSTRUMENTS

    For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase which are held-to-maturity (none at September 30, 1996) and investments with maturities greater than three months which are available-for-sale ($6,617,000 at September 30, 1996) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none outstanding at September 30, 1996). All investments at September 30, 1996 were carried at amortized cost, which approximated fair market value. The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

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

5.  PFIZER MINORITY INTEREST

    On May 8, 1996, Pfizer Inc. ("Pfizer") entered into a Collaborative Research and License Agreement and a Stock Purchase Agreement with Catalytica Fine Chemicals, Inc. ("CFC"), a subsidiary of Catalytica, Inc. that included the purchase of 150,000 shares of Series B Preferred stock by Pfizer. In consideration of receipt of $7,000,000 of the $15,000,000 paid, CFC is obligated to perform specified agreed upon research for a five year period. Accordingly, Catalytica has recognized Pfizer's minority interest in CFC at $8 million and has recorded deferred revenue of $7 million to be recognized as research is performed.

6.  SALE OF ADVANCED SENSOR DEVICES, INC. NET ASSETS

    On June 28, 1996 Catalytica completed the sale of substantially all the business of its wholly owned subsidiary Advanced Sensor Devices, Inc. (ASD) to Monitor Labs, Inc. ASD produces continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, an additional amount payable ($0.5 million) which is contingent on obtaining final certification for the CEM product before the end of 1996, and a royalty stream based on future revenues. In the second quarter, Catalytica realized a $0.5 million net gain over book value on the sale of ASD's assets to Monitor Labs, Inc. This gain reflects only the
    payments received thus far by Catalytica.   Any future payments and related
    gains are at this time uncertain, and therefore the gains, if any, will be recorded in the period of actual receipt of any future payments.


7.  FORMATION OF GENXON/TM/ JOINT VENTURE WITH WOODWARD GOVERNOR COMPANY

    On October 15, 1996 Catalytica's wholly owned subsidiary Catalytica Combustion Systems Inc. (CCSI) and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/TM/ Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets.

    The initial capital commitment of the GENXON joint venture partners is $10 million -- $2 million from CCSI and $8 million from Woodward -- payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. CCSI will account for its share of the joint venture gain or loss upon the first cash infusion scheduled for January 1997.

    As of September 30, 1996, an accounts receivable for $654K exists from the joint venture for costs incurred by Catalytica, Inc. subsequent to August 1, 1996 on behalf of the joint venture. Accordingly these costs have not been included in the consolidated entity.

8.  RENEWAL OF BANK LINE OF CREDIT

    On October 23, 1996, Catalytica signed an extension of it's line of credit agreement with Silicon Valley Bank. The new line of credit totals $3.5 million and expires on September 21, 1997. It will be used to finance accounts receivable and other working capital needs. In addition to the line of credit, Silicon Valley Bank granted a $0.5 million five year term loan to be used to finance equipment purchases at the Bay View Facility. No amounts were outstanding under these new lines of credit as of September 30, 1996.

PART I - FINANCIAL INFORMATION
ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

   OVERVIEW
   --------

   Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report.

   Catalytica is developing advanced products and manufacturing processes which use the Company's proprietary chemical catalysis technologies. These products and processes can yield economic and environmental benefits, including lower manufacturing costs and reduced hazardous byproducts than those associated with traditional manufacturing processes. The Company has developed significant expertise in catalysis, an essential step in the production of many industrial products. Approximately 96% of the Company's fiscal 1995 product sales were derived from sales of fine chemicals products and its research and development revenues were derived from the Company's other lines of business, including natural gas combustion systems. In December 1993, the Company acquired a manufacturing facility from Sandoz to obtain fine chemicals manufacturing capacity. As part of the acquisition, Sandoz entered into a five-year contract for the manufacture of a fine chemical intermediate. Under the terms of the agreement, Sandoz transferred certain equipment and technology relating to the manufacture of the particular intermediate, and agreed to purchase all of its requirements of such intermediate from the Company, subject to certain volume limitations. These requirements represent approximately $3.0 million of revenue per year. However, the timing of receipt of revenues under this contract varies, depending on the timing of receipt of orders and shipment of products. During the year ended December 31, 1995 and the nine months ended September 30, 1996, 49% and 27% respectively of the Company's fine chemical product revenues were derived from sales to Sandoz. The Company has no contractual volume commitments from Sandoz beyond May 31, 1998, and there can be no assurance the Sandoz contract will be renewed. The Company plans to eventually replace the Sandoz contractual products with higher margin product sales to new customers. The agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of the notice.

   The Company's business has not been profitable to date, and as of September 30, 1996, the Company had an accumulated deficit of $48.2 million. The Company anticipates incurring additional losses for at least the next 12 to 18 months. The Company expects that losses will fluctuate from quarter to quarter, as a result of differences in the amount and timing of expenses incurred and the revenues received. In particular, the Company's operating results are affected by the size and timing of orders and shipment schedules of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. Through 1993, substantially all of the Company's revenues were derived from research and development contracts. Most of the Company's research and development contracts are subject to periodic review with the funding partner, which may result in modifications, including a reduction or termination of funding. The Company's research and development revenues declined in 1994 and 1995 as certain research projects were terminated. There can be no assurance the Company will continue to receive research and development funding, and the Company expects that in the future it will increasingly rely on product sales for its revenues. In 1994, the Company began deriving revenues from the sale of fine chemicals products. To achieve profitable operations, Catalytica must increase significantly its commercial sales of fine chemicals and successfully develop, manufacture, introduce, and market or license its combustion systems. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, or at all.

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

    During the past four years, Catalytica Fine Chemicals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer's promising new pharmaceuticals. The Pfizer drugs are at varying stages of approval by the Food and Drug administration, ranging from Phase II clinical trials through the New Drug Application stage. In the past, Catalytica Fine Chemicals has manufactured intermediates for certain Pfizer drugs and anticipates becoming a supplier of intermediates to Pfizer for other pharmaceutical products in the future.

    On June 28, 1996 Catalytica completed the sale of substantially all the assets of Advanced Sensor Devices, Inc. (ASD) to Monitor Labs, Inc. ASD produces continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, an additional amount payable ($0.5 million) which is contingent on obtaining final certification for the CEM product before December 31, 1996, and a royalty stream based on future revenues.

    On October 15, 1996 Catalytica's wholly owned subsidiary Catalytica Combustion Systems Inc. (CCSI) and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/TM/ Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets. These planning services will result in the delivery of an integrated product portfolio which includes CCSI's XONON/TM/ technology for ultra low NOx emissions, Woodward's NetCon/R/ control systems, turbine overhaul and upgrades, as well as contract maintenance and service.

    The initial capital commitment of the GENXON joint venture partners is $10 million -- $2 million from CCSI and $8 million from Woodward -- payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. In addition to the capital commitment, CCSI has contributed to the joint venture an exclusive license for the use of its catalytic combustion technology, and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and
    control systems for gas turbine catalytic combustors.   CCSI will account
    for its share of the joint venture gain or loss upon the first cash infusion scheduled for January 1997.


    RESULTS OF OPERATIONS
    ---------------------

    Net revenues for the three months ended September 30, 1996 were up 11% when compared to the same period in 1995 primarily due to a 25% increase in research revenues coupled with a 2% increase in product sales. The increase in research revenues can primarily be attributed to increased contract research being performed by the Company's Advanced Technology subsidiary for various clients coupled with the initiation of a funded research commitment associated with the five-year R&D agreement between Catalytica Fine Chemicals and Pfizer to develop new processes and technology for the manufacture of Pfizer products. These increases in research revenues were partially offset by the cessation of funding of research activities associated with Advanced Sensor Devices (ASD) following the sale of its assets at the end of the second quarter, 1996 (See Overview above). The slight increase in product sales during the third quarter of 1996 as compared to 1995 reflects a modest increase in Fine Chemical product shipments which was partially offset by the discontinuation of product sales from ASD. ASD generated $0.2 million in research revenues and $0.2 million in product sales during the third quarter, 1995.

    Net revenues for the first nine months of 1996 were up 27% when compared to the same period in 1995 primarily due to a 35% increase in product sales coupled with an 18% increase in research revenues. Product sales during the first two quarters of 1996 were up significantly when compared to the same periods of 1995 primarily due to the shipment of fine chemical products to new and existing customers. The increase in research revenues reflects initiation of the aforementioned new funded research commitment associated with the five-year R&D agreement between Catalytica Fine Chemicals and Pfizer plus increased funding of the Company's work on nanoscale materials used in catalysts and related contract research activities. The work on nanoscale materials, which is being conducted through a joint venture with Microfluidics International Corp., is being funded by a $2 million grant awarded in 1994 by the U.S. Department of Commerce's National Institute of Standards and Technology and by funding from potential customers of this technology.

    Cost of goods sold increased 5% for the third quarter of 1996 and increased 29% for the first nine months of 1996 compared to the same periods in 1995. The increase in cost of goods sold for both the three and nine month periods reflects increased physical volume of product sales coupled with higher than normal costs associated with production start-up of several new fine chemical products. Margins were also adversely impacted with lower margins on the fine chemical products being manufactured for Sandoz under a five-year agreement negotiated in connection with the purchase of the Company's Bay View facility as well as start-up manufacturing costs incurred earlier in the year by the Company's subsidiary Advanced Sensor Devices. Margins on the fine chemical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical manufacturing environment.

    Research and development expenses decreased 7% to $2.2 million for the third quarter of 1996 from $2.3 million for the same quarter last year. On a year-to-date basis, however, research and development expenses increased 5% to $7.7 million for the first nine months of 1996 from $7.3 million for the first nine months of 1995. The decrease during the third quarter is primarily due to a shift of certain catalytic combustion research and development costs from Catalytica to the newly formed GENXON joint venture. This transfer of R&D funding occurred August 1, 1996, and resulted in approximately $0.6 million of research and development costs being financed by the joint venture rather than Catalytica. On an absolute basis, (i.e. excluding the $0.6 million transfer of R&D expenses) R&D spending on catalytic combustion technology actually increased $0.4 million over 1995 levels during the third quarter. Cessation of all research activities of Advanced Sensor Devices (ASD) following the sale of its assets (See Overview above) also contributed approximately $0.3 million towards the reduction of R&D expenses. This decrease in R&D funding during the third quarter due to the formation of the joint venture and sale of ASD was partially offset by increases in R&D expenses elsewhere in the Company reflecting new work on nanoscale materials used in catalysts plus increased research activities supporting the research commitment to Pfizer Inc.. The increase in R&D expenses on a year-to-date basis reflects a significant increase in research and development efforts related to the Company's combustion systems technology (partially offset by the $0.6 million transfer in costs to the new joint venture) coupled with work on nanoscale materials used in catalysts plus a ramp up of research efforts supporting the research commitment to Pfizer, Inc. Research and development expenses may fluctuate from quarter to quarter.

    Selling, general and administrative expenses decreased approximately $0.2 million for the three and nine months ended September 30, 1996. Prior to the third quarter, SG&A expenses had been running at comparable levels to 1995. The decrease in the third quarter can be attributed to two events. First, the discontinuation of the Advanced Sensor Devices subsidiary at the end of the second quarter resulted in about two-thirds of the decrease in SG&A expenses. Secondly, the formulation of the new GENXON joint venture resulted in a shift of some administrative expenses to the joint venture as certain Catalytica employees spent time on joint venture organization activities for which the Company will be reimbursed by the joint venture entity. Once the joint venture comes "up to speed", these management activities being temporarily manned by Catalytica employees will be taken over by full time GENXON employees. Thus, to the extent that Catalytica's SG&A costs are being reimbursed by GENXON, these reductions should be considered temporary and SG&A expenses will return to a more normalized level in 1997. The reduction in SG&A costs due to the discontinuation of Advanced Sensor Devices, however, are permanent savings.

    The $0.5 million gain on sale of assets represents the net realized gain over book value on the sale of ASD's assets to Monitor Labs, Inc. on June 28, 1996 (See Overview above). This gain reflects only the payments received thus far by Catalytica. Any future payments and related gains are at this time uncertain, and therefore the gains, if any, will be recorded in the period of actual receipt of any future payments.

    Net interest income increased 543% for the third quarter of 1996 and increased 175% for the first nine months of 1996 compared to the same periods in 1995 due to higher balances of cash and short-term investments associated with the Company's $14.7 million public offering (November 3, 1995) and $15 million cash infusion by Pfizer on May 8, 1996. This increased interest income was partially offset by increased interest expense on a line of credit and other short-term working capital financing at the Catalytica Fine Chemicals Bay View manufacturing facility.

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    Total cash and cash equivalents plus short-term investments increased to $24.7 million compared to $20.9 million at December 31, 1995. This increase is primarily due to the $15.0 million cash payment by Pfizer for it's equity investment in Fine Chemicals and prepaid research and development, coupled with the $1.1 million payment received for the sale of ASD's assets. This increase was partially offset by the loss for the year-to-date period coupled with the payments on several working capital lines of credit agreements associated with the Catalytica Fine Chemicals Bay View manufacturing facility plus expenditures on capital equipment at the Bay View facility.

    In 1994 and 1995, the Company obtained various lines of credit to fund capital purchases and future working capital needs of its Fine Chemicals subsidiary. Two of these credit facilities, a working capital line of credit agreement with $1.4 million outstanding on June 30, 1996 and a promissory note of $1.5 million used to refinance a subsidiary's outstanding subordinated debt, expired on July 1, 1996. The $1.5 million promissory note was repaid in June, and the line of credit balance was repaid on July 1, 1996. In early August, the bank approved a new working capital line of credit. It provides a $3.5 million line of credit based on accounts receivable and expires on September 21, 1997. No borrowings were outstanding under this new line of credit as of September 30, 1996. In addition, the bank granted a $0.5 million term loan to be used for capital equipment purchases at the Bay View facility. No draw-downs under this new term loan had occurred as of September 30, 1996.

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

   RISK FACTORS

   History of Operating Losses and Uncertainty of Future Results
   -------------------------------------------------------------

   The Company's business has not been profitable to date, and as of September 30, 1996, the Company had an accumulated deficit of $48.2 million. The Company anticipates incurring additional losses for at least the next 12 to 18 months. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the amount and timing of expenses incurred and revenues received. In particular, the Company's operating results are affected by the size and timing of receipt of orders for and shipments of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. Through 1993, substantially all of the Company's revenues were derived from research and development contracts. Most of the Company's research and development contracts are subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. The Company's research and development revenues declined in 1995 and 1994 as certain research projects were terminated. There can be no assurance the Company will continue to receive research and development funding, and the Company expects that it will increasingly rely on product sales for its revenues.

   In 1994, the Company began deriving revenues from the sale of fine chemicals products. Through December 31, 1995, a significant portion of the Company's product revenues has been derived from sales to Sandoz Agro, Inc. ("Sandoz") under a five-year contract pursuant to which Sandoz committed to buy certain minimum volumes for the first four years and eight months. The Company has no contractual volume commitment from Sandoz beyond May 31, 1998. There can be no assurance the Sandoz contract will be renewed or replaced with new business. The Sandoz agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of notice. The Company expects that it will need to manufacture new products to increase revenue. Typically, new products have lower gross margins during the initial manufacturing phase, which could have an adverse effect on the Company's results of operations. To achieve profitable operations, Catalytica must significantly increase its commercial sales of fine chemicals and successfully develop, manufacture, introduce and market or license its combustion systems. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, or at all.

   Commercialization; Shift from Research and Development
   ------------------------------------------------------

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

   The Company, through its subsidiary Catalytica Combustion Systems, Inc.,
   (CCSI) and the GENXON joint venture, is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by various turbine manufacturers and end users. Ultimate sales of the Company's combustion system products will depend upon the acceptance of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers and users. The Company's subsidiary CCSI is currently working with leading turbine original equipment manufacturers (OEM's), including: General Electric in large turbines, and Allison Engine Co., a subsidiary of Rolls Royce, and Solar Turbines Inc., a subsidiary of Caterpillar, Inc., in medium size turbines. In addition, through its joint venture company GENXON, the company is developing complete combustor systems for Affiliated Group of Companies (AGC), to be used on small Kawasaki Heavy Industries turbines for mobile cogeneration applications. GENXON is also developing complete combustor systems utilizing Catalytica's combustion technology for end users to be "retro fitted" on
   older "out-of-warranty" turbines no longer supported by OEM's.   Neither the
   Company, its subsidiary CCSI, or joint venture company GENXON have formal long-term agreements in place with any of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets could be adversely affected if one or more of these companies terminated its relationship with the Company or GENXON. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer. The Company currently has limited manufacturing and marketing capability for its combustion products. The Company's existing facilities could be inadequate for commercial production of the combustion products under development, and to the extent that the Company chooses to produce commercial quantities of its products, the Company will be required to develop or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develop marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develop an effective marketing and sales organization. In addition, the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants. Accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions which affect capital investment decisions, as well as the regulatory environment. There can be no assurance that the Company's products will be economically attractive when compared to competitive products.


   Future Capital Requirements and Uncertainty of Additional Funding
   -----------------------------------------------------------------

   See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

   Influence of Environmental Regulations on Rate of Commercialization
   -------------------------------------------------------------------

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

   Effect of FDA Regulations on Fine Chemicals Manufacturing
   ---------------------------------------------------------

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

   Competition and Technological Change
   ------------------------------------

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

   Patents and Intellectual Property
   ---------------------------------

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

   Dependence on Key Personnel
   ---------------------------

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

   Hazardous Materials and Environmental Matters
   ---------------------------------------------

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

   Item 6

   Exhibits

       27.1  Financial Data Schedule


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

Date:  November 13, 1996                            CATALYTICA, INC.
       -----------------
                                         (Registrant)

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