Form 10-K405
period 1996-12-31
CATALYTICA INC
filed 1997-03-28
CIK 841466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the fiscal year ended   December 31, 1996
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____________ to ____________.

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
  Common Stock, $.001 par value                            NASDAQ

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [_] No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of February 28, 1997, there were outstanding 19,880,549 shares of the registrant's common stock, par value $.001, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on NASDAQ on February 28, 1997) was $156,398,000. For purposes of this disclosure, shares of Common Stock held by each officer and director of the Registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1996.

================================================================================

                               CATALYTICA, INC.

                          ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                               DECEMBER 31, 1996


                                                                PAGE NO.
                                                                --------
                                    PART I

Item 1.     Business                                               2
Item 2.     Properties                                            20
Item 3.     Legal Proceedings                                     20
Item 4.     Submission of Matters to a Vote of Security Holders   21

                                    PART II

Item 5.     Market for the Registrant's Common Stock and
             Related Stockholder Matters                          22
Item 6.     Selected Financial Data                               23
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  23
Item 8.     Financial Statements and Supplementary Data           40
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                  40

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant    41
Item 11.    Executive Compensation                                41
Item 12.    Security Ownership of Certain Beneficial Owners
             and Management                                       41
Item 13.    Certain Relationships and Related Transactions        41

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                 42

     This report contains certain forward-looking statements which involve risks and uncertainties including statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this report.

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

        Catalytica, Inc. ("Catalytica" or the "Company" and its subsidiaries) is developing and offering to its customers advanced products that use the Company's proprietary catalytic technologies to yield economic and environmental benefits by lowering manufacturing costs and reducing hazardous byproducts. Catalytica currently is focused on applying its technologies to two primary areas: (i) improving production of pharmaceutical intermediates and bulk actives and (ii) developing advanced combustion systems to reduce toxic emissions generated by natural gas turbines. To pursue these opportunities, the Company has created two operating subsidiaries, Catalytica Fine Chemicals, Inc. ("Fine Chemicals") and Catalytica Combustion Systems, Inc. ("Combustion Systems"). In addition to market focus, the formation of subsidiaries provides increased flexibility for strategic financial arrangement and business partnerships.

        A catalyst is a substance that initiates, accelerates and determines the products of a chemical reaction. In a catalytic process, compounds are changed or combined at the molecular level to create a desired product. Highly selective catalysts can improve industrial process economics by making possible more efficient use of raw materials, reducing energy requirements, increasing product yields and eliminating or minimizing the formation or use of environmental pollutants. As a result, catalyst design and performance can have a significant impact on operating and capital costs across a variety of industries.

        Fine Chemicals develops and uses its technology base to develop proprietary manufacturing processes which it uses for the more cost-effective and environmentally benign production of pharmaceutical intermediates. Fine Chemicals manufactures products for several leading pharmaceutical companies, including Pfizer, Inc. ("Pfizer") and Merck & Co. ("Merck"). Fine Chemicals also is producing an intermediate for Novartis (formerly Sandoz) under a supply agreement entered into at the time the Company purchased its manufacturing plant from Novartis in 1993. Fine Chemicals is capitalizing on market opportunities created by major changes that are occurring in the pharmaceutical industry, that are causing pharmaceutical companies to outsource certain manufacturing activities. These changes include increased pricing pressures on pharmaceutical companies, the need to shorten drug development cycles and more stringent environmental and FDA regulations.

        The Company is currently negotiating with Glaxo Wellcome to purchase its Greenville, North Carolina production facilities as part of Catalytica Fine Chemicals' production expansion plans. See "Proposed Transaction with Glaxo Wellcome", page 5.

        Combustion Systems is developing its XONON Flameless Combustion system ("XONON System") to reduce or eliminate certain toxic emissions produced by natural gas turbines, including NOx, carbon monoxide and unburned hydrocarbons. Combustion Systems' proprietary products are being developed for use by utilities and other manufacturers and users of power generation systems. Combustion Systems is currently working with leading turbine manufacturers, including: General Electric in large turbines; Allison, a subsidiary of Rolls Royce, and Solar, a subsidiary of Caterpillar, Inc., in medium size turbines; and, through GENXON Power Systems, LLC, the Company's new joint venture company, AGC, in small Kawasaki turbines for cogeneration applications.

                           CATALYTICA FINE CHEMICALS

INDUSTRY BACKGROUND

        Chemicals are often grouped into three major categories - commodity chemicals, specialty chemicals and fine chemicals. "Commodity chemicals" such as methanol, ethylene, and ammonia, are low value-added products manufactured according to specification in large volumes using well-established manufacturing processes, and are sold to a wide range of customers. "Specialty chemicals," such as polymer additives, water treatment chemicals and lubricant additives, are produced in smaller volumes and must satisfy well-defined performance requirements. "Fine chemicals" are high value-added products often used as intermediates in the production of a broad range of products, including pharmaceuticals, agrochemicals, aroma chemicals, and food and feed additives. Fine chemicals are usually produced to specification in lower volumes using complex manufacturing processes and must satisfy well-defined chemical specifications, which generally results in a closer relationship between the fine chemical producer and the customer. Fine chemicals typically are sold for higher prices than other chemicals. Rapid response to potential customers, reliability of product supply and quality are important competitive factors.


        Fine chemicals are an essential and costly component in the production of pharmaceuticals. Based on industry sources, the Company believes the pharmaceuticals sector of the fine chemicals market represents a $9 billion market in the United States in 1996. The pharmaceutical industry currently is facing significant competitive, manufacturing and regulatory challenges that are resulting in the increasing outsourcing of certain activities, including the manufacture of pharmaceutical intermediates and bulk actives. The challenges facing the pharmaceutical industry include:

                Increased Competitive Pressures. Increased penetration by managed care companies and a continued focus on the cost of publicly sponsored healthcare programs, such as Medicare and Medicaid, have resulted in increasing pressure for lower priced drugs. This pricing pressure, coupled with an increase in the acceptance of lower-priced generic drugs, is putting pressure on pharmaceutical companies to reduce their manufacturing costs in order to maintain margins. Over the next few years a large number of branded drugs will lose patent exclusivity, creating added competition from multiple generic alternatives.

                Efficient Use of Resources. Many pharmaceutical companies are reevaluating their business models with a focus on drug discovery and development, and sales and marketing. As a result, pharmaceutical companies are increasingly outsourcing many of the activities that traditionally were performed in-house, including the production of fine chemicals used to produce pharmaceuticals.

                Requirement to Meet More Stringent Environmental and FDA Regulation. Increased environmental burdens are being imposed upon the pharmaceutical industry which produces significant toxic waste as a byproduct of the currently complex manufacturing processes. As a result, manufacturing costs have increased due to higher waste-handling and processing costs. Improvements in manufacturing processes are also required as a result of FDA regulations that have increased demand for higher levels of drug purity.

                Need to Shorten Drug Development Cycles. To shorten the time required to market a new drug, pharmaceutical companies are seeking to outsource certain supply responsibilities to third parties that are able to develop cost effective product manufacturing protocols as early as possible in the drug development cycle. These suppliers must be capable of providing the full spectrum of needs from small research quantities to clinical trial samples and large commercial volumes.

STRATEGY


        Fine Chemicals' strategy is to leverage its intellectual property base and experience in commercial catalytic technology development to manufacture pharmaceutical intermediates and bulk actives, and to become a "one-stop" supplier to the pharmaceutical industry. Fine Chemicals initially targeted intermediates because it believed its technology could be used to quickly achieve improvements that reduce costs by streamlining manufacturing processes. The Company planned to move to the manufacture of bulk actives and final dosage products. The implementation of Fine Chemical's strategy will be accelerated if Catalytica completes its proposed transaction with Glaxo Wellcome Inc., since it will immediately commence manufacturing bulk actives for Glaxo Wellcome. See "Item 1, Business - Proposed Transaction with Glaxo," "Item 2, Properties" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

        A key component of Fine Chemicals' strategy is to become involved with its customers early in the design of the drug manufacturing process. Fine Chemicals believes that its technology and expertise enables it to develop efficient manufacturing processes at the research and clinical samples stage and successfully scale-up such processes for the manufacture of commercial volumes. These broad capabilities, coupled with its research, pilot and manufacturing facilities, should enable it to develop close relationships with its customers by becoming an integral part of their drug development process and a key preferred supplier of the customer's commercial fine chemical requirements.

TECHNOLOGY AND EXPERTISE

        Fine Chemicals has an extensive intellectual property base and expertise in catalytic science and engineering. Catalysis is an effective means to streamline complex manufacturing processes and to reduce or eliminate toxic materials and waste. The Company's staff draws on its experience of many years of catalytic process development in the petroleum and petrochemical industry, where high yields and efficient manufacturing represent important competitive factors. As of December 31, 1996, Catalytica's technical staff included 37 chemists and 26 chemical engineers, of whom 29 hold Ph.D.'s. These scientists have a broad background in the discovery, development and scale-up of novel catalysts and catalytic processes that are relevant to developing efficient manufacturing processes of pharmaceutical intermediates and bulk actives.

MANUFACTURING

        Fine Chemicals owns and operates a flexible, multi-purpose, commercial scale manufacturing plant in East Palo Alto, California, which has approximately 10,000 gallons of reactor capacity set up in a wide range of reactor sizes. A new, 2,000 gallon reactor scheduled to go on-line in the second quarter of 1997 will increase the plant's total reactor capacity to 12,000 gallons. The facility includes a pilot plant used for scaling up manufacturing processes and a solids handling facility that operates under current Good Manufacturing Practices ("cGMP").

        The facility is located on approximately five acres of land leased under a long term lease which provides space for expansion if required. Fine Chemicals believes that its current plant capacity will be sufficient to meet its requirements through 1997. Fine Chemicals intends to increase its current manufacturing capacity by acquiring additional manufacturing plants. See "Item 1, Business-Proposed Transaction with Glaxo," "Item 2, Properties" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The manufacturing facility was acquired from Novartis in December 1993 to provide Fine Chemicals with manufacturing capacity. As part of the acquisition, Novartis entered into a five-year contract which expires in 1998 for the manufacture of a fine chemical intermediate. Under the terms of the agreement, Novartis transferred certain equipment and technology relating to the manufacture of a particular intermediate, and agreed to purchase all of its requirements of the intermediate from Fine Chemicals subject to certain volume limitations. The agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of the notice.

PROPOSED TRANSACTION WITH GLAXO WELLCOME


        The Company and Glaxo Wellcome Inc. ("Glaxo") signed a non-binding letter of intent effective February 5, 1997 to enter into a series of transactions pursuant to which the Company would acquire (the "Acquisition") Glaxo's pharmaceutical production facility in Greenville, North Carolina (the "Facility") as part of its expansion plans for Fine Chemicals.

        The proposed agreement calls for the Company to purchase all of the buildings and equipment at the 1.8 million-square-foot Facility, as well as the approximately 600 acres of land on which it is situated. Under the agreement, the Company will enter into long term manufacturing contracts to supply designated Glaxo Wellcome prescription products with a potential revenue to the Company estimated at $800 million over five years.

        Under the terms of the proposed Acquisition, the Company will pay Glaxo an undisclosed amount. The Acquisition is expected to be financed by a combination of an equity investment in Catalytica by Morgan Stanley Capital Partners and debt from a major global financial institution. In addition, Glaxo will receive a small equity stake in Fine Chemicals. The agreement also provides for Glaxo to receive a share of the profits from Catalytica's production of products in the Greenville site's sterile products facility. Terms of the equity financing are expected to be structured to reflect the valuation of the Company's businesses prior to the announcement of the Acquisition. Terms of the debt financing are expected to be structured to reflect cash flows generated by supply contracts with Glaxo Wellcome and other parties.

        No definitive agreements have been signed by the Company and Glaxo relating to the proposed Acquisition. As a result, there can be no assurance, and stockholders should not assume, that the proposed transactions will be completed. The completion of the Acquisition is subject to a number of risks and uncertainties, including the following: (i) completion of the negotiation of definitive documents, including an asset purchase agreement and long term supply contracts for chemical, final dosage and sterile products; (ii) completion of the due diligence review by the Company and its equity and debt financing sources; (iii) completion of the negotiation of the terms of the substantial equity and debt financings required to consummate the Acquisition; and (iv) receipt of certain regulatory approvals and consents, including stockholder approval.

        In addition, the proposed Acquisition, which is not expected to close prior to the latter portion of the second quarter of 1997, will require significant management time and legal, accounting and other expenditures, whether or not the transactions are completed. In the event the Acquisition is consummated, the additional facilities, employees and business volumes will substantially increase the Company's expenses and working capital requirements and place substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition depends, in part, on the levels of additional manufacturing business developed by the Company, and the related terms, including price. In the event the Company does not develop new business sufficient to offset the costs and expenses associated with operating and maintaining the new facilities, and with servicing the debt associated with the acquisition of such facilities, the Company's results of operations would be materially adversely affected. See "Item 2, Properties" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."


COMPETITION

        Fine Chemicals believes that the key competitive factors in the fine chemicals manufacturing industry include reliability of supply, product quality, ability to comply with environmental and FDA regulations, capacity, price, and the technical and manufacturing ability to produce a full range of quantities from small batches for clinical samples to large commercial quantities. Fine Chemicals believes it competes favorably with respect to these factors. Fine Chemicals' primary competition is from pharmaceutical companies that produce their own fine chemicals and to a lesser extent from other independent fine chemicals manufacturers such as Lonza AG and DSM Andeno B.Z. Most of Fine Chemicals' competitors have substantially greater financial resources than the Company.

FINE CHEMICALS' MANAGEMENT AND DIRECTORS

        As part of the Company's strategy to create focused business units, Fine Chemicals has assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry expertise. The directors and management of Fine Chemicals include:


NAME                                     POSITION WITH FINE CHEMICALS
----                                     ----------------------------
Barry M. Bloom........................   Director
Richard Fleming.......................   Director
Thomas L. Gutshall....................   Director
Ricardo B. Levy.......................   Director
Ernest Mario..........................   Director
James A. Cusumano.....................   President and Director
Gary Hollingsworth....................   Senior Vice President, Business
                                         Development
John H. Grate.........................   Vice President, Research and
                                         Development
Suresh Mahajan........................   Vice President, Process Engineering
Lawrence W. Briscoe...................   Chief Financial Officer and Director


        BARRY M. BLOOM has been a director of Fine Chemicals since February 1995. He retired in September 1993 from Pfizer Inc. where he was most recently Executive Vice President, Research and Development since 1992, and a member of the Board of Directors since 1971. Dr. Bloom was with Pfizer Inc. since 1952, where he served in executive level positions since 1971. He is a member of several corporate Board of Directors, including Cubist Pharmaceuticals, Inc., Neurogen Corp., Incyte Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc. Dr. Bloom was a member of the United States Congressional Commission on the Federal Drug Approval Process and the Pharmaceutical Manufacturers Association Commission on Drugs for Rare Diseases. He has a Ph.D. in organic chemistry from the Massachusetts Institute of Technology.

        RICHARD FLEMING has been a director of Fine Chemicals since 1995. Mr. Fleming has been a director of Catalytica since 1985 and also serves as an advisor and consultant to Catalytica. Mr. Fleming was President and Chief Executive Officer of the Company from 1985 through August 1991. From 1969 to 1980, Mr. Fleming served at Air Products and Chemicals, most recently as Executive Vice President, and from 1980 to 1981, he served as President and Chief Operating Officer of GAF Corporation, a chemical company. He has served as President and Chief Executive Officer of Richard Fleming Associates, Inc., a consulting firm, since May 1981 and is Vice Chairman for Membership and Fiscal Affairs of the Chemical Industry Institute of Toxicology. Mr. Fleming has an M.S. in chemical engineering from New York University.

        THOMAS L. GUTSHALL has been a director of Fine Chemicals since February 1995. He has been Chief Executive Officer and Chairman of Cephaid since August 16, 1996. Mr. Gutshall was President and Chief Operating Officer of CV Therapeutics, Inc. from January 1995 to August 1996, and has 35 years of experience in specialty chemicals, pharmaceuticals, and diagnostics. Mr. Gutshall served in executive level positions with Syntex Corp. from 1981 to 1994, most recently as Executive Vice

President since June 1989. He previously served with Mallinckrodt Inc., lastly as Vice President and General Manager, Drug and Cosmetic Chemicals Division. Mr. Gutshall has a B.S. in chemical engineering from the University of Delaware and is an alumnus of the Harvard Executive Marketing Program.

          ERNEST MARIO has been a director of Catalytica, Inc. since July, 1996. Dr. Mario has been Co-Chairman and Chief Executive Officer of ALZA since August 1993. Prior to joining ALZA, Dr. Mario was Deputy Chairman and Chief Executive Officer of Glaxo Holding p.l.c., having served in a variety of executive positions with Glaxo, Inc., beginning in 1986. From 1977 to 1984, he held various executive level positions with Squibb Corporation, ending as President and Chief Executive Officer of Squibb Medical Products. Dr. Mario is a member of the Board of Directors of several companies, including Advanced Technology Labs, COR Therapeutics, and Pharmaceutical Product Development Co. Dr. Mario has a Ph.D. and M.S. in physical sciences from the University of Rhode Island, and a B.S. in pharmacy from Rutgers University. He is a licensed pharmacist in the states of New York and Rhode Island, and an adjunct professor of pharmacy at the University of Rhode Island.

        JOHN H. GRATE joined Catalytica in 1981 and currently serves as the Vice President of Research and Development for Catalytica Fine Chemicals. Prior to helping found Catalytica's fine chemicals business, Dr. Grate led numerous research and development projects, inventing and developing homogeneous catalytic processes for the production of commercially valuable organic chemicals. Dr. Grate holds a B.S. in chemistry from Miami University, Oxford, Ohio and a Ph.D. from the University of California, San Diego. Dr. Grate is a registered Patent Agent.

        SURESH MAHAJAN joined Catalytica in 1986 and currently serves as the Vice President of Process Engineering for Fine Chemicals. Dr. Mahajan previously worked at Ethyl Corporation, Occidental Research Corporation and Novartis, where he served as a senior chemical engineer and project leader developing commercial processes for pharmaceuticals, agrochemicals, and chemicals. Dr. Mahajan received a B.S. from the University of Delhi, an M.S. from Oklahoma State University, and a Ph.D. in chemical engineering from Purdue University.

        GARY D. HOLLINGSWORTH joined Catalytica in 1989 and currently serves as Senior Vice President of Business Development for Catalytica Fine Chemicals. Mr. Hollingsworth has more than fifteen years of business development experience that includes serving as Marketing Manager and Director of Planning at Owens-Corning Fiberglas, and as Director of Planning and Business Development and International Business Manager for divisions of ICI. He has a B.S. in chemical engineering from Oklahoma State University and an M.B.A. from Stanford Graduate School of Business.

        JAMES A. CUSUMANO, LAWRENCE W. BRISCOE AND RICARDO B. LEVY, who are also directors of Fine Chemicals, are officers and/or directors of Catalytica, Inc. For information on their business backgrounds, see "Executive Officers."

                         CATALYTICA COMBUSTION SYSTEMS

INDUSTRY BACKGROUND

        One of the critical issues facing the utilities and power generation industry is the ability to satisfy economically the growing worldwide demand for power while complying with environmental protection requirements. Natural gas turbines are expected to meet the majority of this increasing demand because natural gas burns more cleanly than other fossil fuels, and gas turbines have shorter construction lead times and lower aggregate installation cost per kilowatt than alternative power generation methods. However, all fuel combustion, including natural gas, creates significant emissions of NOx, carbon monoxide and unburned hydrocarbons, which are among the primary sources of air pollution and result in smog and ground level ozone. There is significant regulatory pressure in much of the industrialized world to reduce these emissions from stationary and mobile power generation sources. Through its Combustion Systems subsidiary, Catalytica is developing catalytic combustion systems that are designed to significantly reduce emissions of pollutants from turbines.

        The gas turbine market encompasses a range of turbine sizes and applications that are typically divided into two segments, utility power generation and industrial applications. The installed base of natural gas turbines in the United States is approximately 50,000 megawatts, which is estimated to be less than one-half of the worldwide installed base. One megawatt is sufficient energy to provide power to approximately 1,000 households.

                Utility Power Generation. The utility power generation segment is comprised principally of large turbines ranging from 50 to 250 megawatts, with an average size of approximately 100 megawatts, with 12 combustors. The principal users of these turbines are major electric utilities and independent power producers. According to the North American Electricity Reliance Council, demand for power is projected to grow in the United States at an average rate of 6,000 megawatts per year through at least 2003. Combustion Systems believes that the market in the rest of the world, which is approximately twice as large as the United States market, will grow more rapidly. General Electric and its affiliates are estimated to have over a 60% share of the worldwide utility power generation market.

                Industrial Applications. The industrial applications segment is comprised of small- and medium-size turbines generally ranging from one to 25 megawatts, with an average turbine size of approximately 10 megawatts, with one or more combustors. The principal users of these turbines are non-utility industrial power generators and mechanical drive turbines such as those used for processing and transmission of natural gas in pipelines. According to Forecast International, a market information service, the world market for industrial power generation and mechanical drive natural gas turbines is projected to grow at an average rate of 10,000 megawatts per year. The United States market is believed to represent approximately 25% of the world market. Allison and Solar together have a majority of the worldwide market. Other suppliers include European Gas Turbines and Kawasaki.

CURRENT EMISSIONS CONTROL APPROACHES

        Natural gas turbines currently utilize diffusion flame combustors that operate at about 1800 degrees C (3270 degrees F). Without emissions controls or clean-up processes, combustion at these temperatures results in NOx emissions of between 75 and 200 parts per million ("ppm"). These levels generally are not acceptable for turbines in most areas of the United States. For example, in several metropolitan areas of the United States, new natural gas turbines have been required to achieve NOx emission levels of 5 ppm or lower to obtain permits for installation. Specifications for the next generation turbines being developed under the United States government sponsored Advanced Turbine System program require the achievement of less than 8 ppm of NOx without any post-emissions clean-up system.

        One current approach for reducing NOx is to reduce the combustor temperature by using wet controls, which involves injecting water or steam into the turbine combustor. NOx emission levels can be reduced to about 42 ppm with water and about 25 ppm with steam injection. However, the use of water and steam requires that purified water be available at the site location. Capital and operating costs can significantly increase if sufficiently pure water is not readily available and extensive water clean-up is required. Additionally, corrosion induced by water impurities can cause serious turbine damage over a relatively short time period.

        A second approach currently used to reduce gas turbine emissions by reducing temperature utilizes a control technology that is generally referred to as lean pre-mix or dry-low-NOx ("DLN"). DLN is a combustion process in which natural gas and air are premixed prior to entering the combustor, resulting in a low fuel to air ratio. Turbine manufacturers utilizing this approach have achieved emission levels of approximately 25 ppm, and are undertaking to achieve emission levels in the 10 to 15 ppm range in the next product generation. Compared to wet controls, DLN capital costs are moderate to high and operating costs are low to moderate. Operating costs are expected to increase as emissions are reduced below 25 ppm.

        Maintaining an operating temperature in the combustors at 1500 degrees C (2700 degrees F) or below virtually eliminates production of NOx. Wet controls and DLN technologies are not able to operate at this temperature level, and therefore these methods require post combustion process clean-up to achieve lower emission levels.

        The most common post combustion clean-up process is selective catalytic reduction ("SCR"). SCR reduces NOx emissions by approximately 80%. For example, a turbine with NOx emissions at 25 ppm can be reduced by 80%, to about 5 ppm, with the addition of an SCR unit. Capital and operating costs of this approach add significantly to the overall cost of producing power. In addition, the natural gas turbine operator must store and handle large quantities of ammonia, a toxic, hazardous substance.

CATALYTICA'S APPROACH

        In contrast to competitive combustion technologies, Combustion Systems' technology, marketed under the name XONON, is designed to reduce the high temperatures created in conventional combustors to below 1500 degrees C at full power generation, which results in virtually no NOx emissions and significant reductions in emissions of carbon monoxide and unburned hydrocarbons. XONON uses a proprietary flameless process in which fuel and air react on the surface of a catalyst in the turbine combustor to produce energy in the form of hot gases, which drive the turbine.

        Combustion Systems believes that the XONON system provides the lowest level of emissions achieved with any control technology at natural gas turbine operating conditions. Combustion Systems has tested the durability of the XONON catalytic combustion system for over 7,000 hours at atmospheric pressure and for over 1,000 hours at high pressure with no change in system performance for NOx, carbon monoxide or unburned hydrocarbons emissions. Emissions levels obtained in the Company's tests of the XONON system that simulate full turbine operating conditions have been as low as 0.5 ppm for NOx, 0.8 ppm for carbon monoxide and
1.7 ppm for unburned hydrocarbons. Results in a series of tests conducted by General Electric at its commercial-scale test facility have supported the emissions results obtained by the Company's test results.

        Combustion Systems believes the XONON system will provide superior emissions reduction performance and competitive costs compared to alternative technologies. The XONON system is expected to have capital and operating costs that are similar to DLN while offering significant emissions performance and cost advantages relative to water and steam control systems. Additionally, the XONON system is expected to provide significant cost advantages over SCR systems. Once the technology is commercially applied, the Company believes it will be accepted as best available control technology ("BACT"), lowest achievable emissions rate ("LAER") technology and reasonably available control technology ("RACT") for reduction of NOx in natural gas turbines. BACT, LAER and RACT are the benchmarks by which the Environmental Protection Agency ("EPA"), and state and local regulatory authorities decide which emissions control technologies will be required for specific installations.

        The Company's XONON system is designed to fit inside each combustor on a turbine. Large turbines, such as those used in the utility power generation market require an average of 12 combustors per turbine, while smaller industrial turbines require one or more combustors. Combustion Systems expects to generate revenues from the sale of XONON systems installed in each combustor of new turbines, the retrofit of combustors in existing turbines and the ongoing sale of catalytic replacement units.


COMMERCIALIZATION STRATEGY

        To commercialize the XONON system, Combustion Systems is developing products for both the utility power generation and industrial applications markets through collaborative relationships with leading manufacturers in both of these market segments. Combustion Systems believes the earliest commercialization opportunities are in small- and medium-sized turbines because design and testing requirements are less extensive and the sales and commercialization process are faster than for the larger natural gas turbines used in the utility power generation market. Combustion Systems is also focused on out-of-warranty turbines that are not currently supported by existing turbine manufacturers. These efforts are being pursued by GENXON Power Systems, the Company's joint venture with Woodward Governor.

        Industrial Applications Market. In the industrial applications area, Combustion Systems, through GENXON Power Systems, LLC, the Company's new joint venture company, is working with AGC to install and test the XONON system in AGC's unit that uses a 1.5 megawatt Kawasaki turbine unit. AGC funded the initial development work on this project. AGC manufactures and markets small co-generation systems to deliver power and steam to industrial users. The engineering design for the installation of the XONON system in the AGC co-generation unit currently is in progress. Combustion Systems and AGC negotiated an amendment to their agreement whereby AGC will provide a turbine and technical assistance, and Combustion Systems has assumed control of and responsibility for funding, the completion of the development and construction of the catalytic combustor and the operation of the turbine during the demonstration phase. Combustion Systems commenced testing of the XONON system in the AGC unit in December, 1996. See "Item 1, Business-Formation of GENXON Joint Venture."

        Combustion Systems is also working with Allison and Solar, two of the world's leading manufacturers of small- to medium-sized turbines. Combustion Systems and Allison have completed a preliminary evaluation of the catalytic combustion technology for one of Allison's principal commercial turbines and have demonstrated in a test that ultra low emission targets can be met under simulated turbine operating conditions. Based on these results, Allison is continuing to fund the development effort. Combustion Systems is also conducting a development program funded by Solar to investigate the application of Combustion Systems' catalytic combustion technology to Solar's gas turbines. Because of the large installed base of Allison and Solar turbines, Combustion Systems believes there is a significant retrofit market opportunity for many of these turbines used by gas processors and gas transmission companies which face increasing emissions regulation in the United States. Both Allison and Solar are participating in the United States government sponsored Advanced Turbine System program and are utilizing the XONON system to meet the NOx emissions specifications established for the program. If either Allison or Solar terminated its relationship with Combustion Systems, there is no assurance as to whether Combustion Systems could enter into a similar relationship with another manufacturer, and the Company's ability to complete its research and development and introduce commercial systems in these markets could be adversely affected.

        Utility Power Generation Market. Combustion Systems is pursuing the market opportunity in large turbines used by electric utilities and independent power producers through a program with General Electric, the world's largest manufacturer of natural gas turbines. This collaboration began in 1990 and currently is in the second phase of testing at General Electric's commercial scale test facility. General Electric is continuing to fund the development of the XONON system for application in General Electric turbines. Catalytica anticipates that several additional years of development will be necessary to complete the design of a commercial system for large turbines. The Company's ability to complete research and development and introduce commercial systems in the large turbine utility market would be adversely affected if General Electric terminated its relationship with Combustion Systems. If such a termination occurred, there is no assurance Combustion Systems could enter into a similar relationship with another manufacturer.

FORMATION OF GENXON/(TM)/JOINT VENTURE

        In October 1996 Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets. These planning services will result in the delivery of an integrated product portfolio which includes XONON Combustion System for ultra low NOx emissions, Woodward's control systems, turbine overhaul and upgrades, as well as contract maintenance and service.

        The initial capital commitment of the GENXON joint venture partners is $10 million - $2 million from Combustion Systems and $8 million from Woodward - payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. In addition to the capital commitment, Combustion Systems has contributed to the joint venture an exclusive license for the use of its catalytic combustion technologies and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustion. These licenses only cover applications serving the retrofit of out-of-warranty turbines not supported by original equipment manufacturers. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALE OF ADVANCED SENSOR DEVICES, INC.

        In June 1996 Catalytica completed the sale of substantially all the assets of its wholly owned subsidiary Advanced Sensor Devices, Inc. (ASD) to Monitor Labs, Inc. ASD produced continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, a second payment of $0.5 million at year end,) and a royalty stream based on future revenues. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

REGULATORY OVERVIEW

        In the United States, the Clean Air Act and amendments of 1970, 1979 and 1990 (collectively, the "Clean Air Act"), provide the regulatory guidelines for the emissions of NOx, carbon monoxide and unburned hydrocarbons. The Clean Air Act establishes the emission levels that must be met by power generation sources. However, the emission requirements for specific sites are defined at the state and local level.

        Under the Clean Air Act, the EPA establishes ambient air quality standards. Areas which meet these standards are considered "attainment areas", while areas not meeting these standards are considered to be "non-attainment." In areas that are considered to be non-attainment, the regulations require the emissions of a new gas turbine to be "offset," i.e., if a new turbine is going to exceed a specified emissions level, the user must offset the entire emissions of the project so that the net increase of emissions for the area is zero. In many cases there is a multiplier applied to the new emissions, so that the new project combined with the "offset" must actually provide a net decrease in emissions.

        One of the ways to meet the offset requirements is to make contemporaneous reductions of emissions at the same facility. As part of bringing a new project on line, emission reductions at the facility are made by introducing controls on existing equipment at the location or by taking existing equipment out of service. If it is not possible to make sufficient contemporaneous reductions at the facility, then the user must obtain Emission Reduction Credits ("ERC's") from one of their own locations or from someone else's location to offset the emissions from the project. There is a developing market for ERC's which provides economic value to sources with credits available from their emission reductions and establishes the cost for those who must acquire such credits.


        In addition to environmental requirements in the United States, there are increasing regulatory requirements relating to emissions in many other countries, particularly Japan and in Western Europe.

TANAKA DEVELOPMENT AGREEMENT

        Catalytica has developed its catalytic combustion technology since 1988 under a development agreement with Tanaka, Kikinzoku Kogyo ("Tanaka"), a major Japanese precious metals company, under which Tanaka funded a significant amount of the development effort until 1994. In January 1995, Catalytica and Tanaka entered into a new agreement for further development and commercialization of the catalytic combustion technology that supersedes their original agreement. The new agreement divides commercialization rights to the technology between the parties along market and geographic lines. Catalytica has exclusive rights to manufacture and market catalytic combustion systems for large gas turbines (greater than 25 megawatts power output) on a worldwide basis and for small- and medium-sized gas turbines (25 megawatts power output or less) in the Western Hemisphere and in Western Europe. Genxon also has exclusive rights to manufacture and market catalytic combustors for Kawasaki turbines in the one to three megawatt range developed with AGC on a worldwide basis. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles on a worldwide basis and for small- and medium-sized turbines in regions outside of Catalytica's area of exclusivity. In each case, the manufacturing and marketing party will pay a royalty on net sales to the other party. The agreement allows for sales by an international customer of one party into the other party's exclusive area for an additional royalty payment. Under this new agreement, each party is responsible for its own development expenses, and any invention made after May 1, 1995, is the sole property of the party making the invention with the other party having a right to obtain a royalty-bearing, nonexclusive license to use it in its areas of exclusivity.

COMBUSTION SYSTEMS PATENTS

        Catalytica has an active patent program for its technology. A total of 15 patents have been issued in the United States and five United States patent applications are pending for Combustion Systems' catalytic combustion technology. Corresponding foreign applications have been filed in countries that the Company believes represent significant markets throughout the world pursuant to the PCT Patent Convention. These patents and patent applications cover various aspects of the catalytic combustion technology, including catalyst compositions, catalyst structure and design, multistage catalytic combustion concepts, and certain modifications to gas turbine combustors. See "Item 7, Risk Factors-Patents and Intellectual Property."

COMPETITION

        Combustion Systems expects to compete with the DLN systems being developed by the turbine manufacturers, including General Electric, Allison, and Solar, for their own turbines. Combustion Systems also competes with manufacturers of SCR systems, including Mitsubishi Heavy Industries, Babcock-Hitachi, Engelhard Corp. and Johnson Mathey. All of these competitors have substantially greater financial resources and larger research and development staffs than Combustion Systems. The turbine manufacturers are also potential customers of Combustion Systems and the Company expects to rely on these customers to help commercialize its products. If these turbine manufacturers focus solely on their own solutions and products, Combustion Systems competitive position in the OEM market would be materially adversely affected.

COMBUSTION SYSTEMS' MANAGEMENT AND DIRECTORS

        As part of the Company's strategy to create focused business units, Combustion Systems has assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry experience. The directors, special board advisor and management of Combustion Systems include:


        NAME                             POSITION WITH COMBUSTION SYSTEMS
        ----                             --------------------------------
        William B. Ellis......................   Director

        William K. Reilly.....................   Director

        Fred O'Such...........................   Director

        Ricardo B. Levy.......................   Director

        John A. Urquhart......................   Special Board Advisor

        Dennis A. Orwig.......................   President and Director

        Lawrence W. Briscoe...................   Chief Financial Officer and
                                                 Director

        Ralph Dalla Betta....................    Vice President


        WILLIAM B. ELLIS joined the Board of Directors of Combustion Systems in September 1995. Mr. Ellis is a Senior Fellow of the Yale University School of Forestry and Environmental Studies. Mr. Ellis retired as chairman of Northeast Utilities in 1995, where he also served as chief executive officer from 1983 to 1993. Mr. Ellis joined Northeast Utilities in 1976 as its Chief Financial Officer. Mr. Ellis was a partner with McKinsey & Co. from 1969 to 1976. Mr. Ellis serves on several other

Boards of Directors, including the Connecticut Mutual Life Insurance Company and Radian Corporation. He has a Ph.D. in chemical engineering from the University of Maryland.

        WILLIAM K. REILLY has served as a director of Combustion Systems since July 1995. He served as the Administrator of the United States Environmental Protection Agency from 1989 to 1993. Mr. Reilly is currently an associate with the Texas Pacific Group, an international investment partnership, and a visiting professor of international studies at Stanford University. He currently serves as a director of a number of corporations and organizations including E.I. DuPont de Nemours and Co., the World Wildlife Fund and Yale University. Mr. Reilly holds a B.A. from Yale University, an M.S. from Columbia University and a J.D. from Harvard University.

        FRED O'SUCH has served as a director of Combustion Systems since 1995. He served as Group Vice President with Gulton Industries, Inc. from 1963 to 1970. From 1970 to 1981, Mr. O'Such served as Group President and Vice President-Corporate Development with Envirotech Corporation. From 1981 to 1986, Mr. O'Such served as CEO of Xertex Corporation. Mr. O'Such currently is President and CEO of Xertex Capital. Mr. O'Such is a member of several Boards of Directors, and holds an MBA from Harvard University and a BS in Chemical Engineering from Lehigh University.

        JOHN A. URQUHART has served as a special board advisor to Combustion Systems since July 1995. He is the Vice Chairman of Enron Corp., a global integrated natural gas company, and also serves on a number of other corporate Boards of Directors including TECO Energy, Inc., Weir Group PLC, and Tampa Electric Co. He previously served as the Senior Vice President of Industrial and Power Systems at General Electric.

        DENNIS A. ORWIG joined Catalytica in April 1996 as Executive Vice President, and was named President and Director in June 1996. Prior to Catalytica, he spent three years as an executive in the Office-of-the-President of Elliott Company, a manufacturer of goods for the power generation and petrochemical industries. From 1989 to 1993, Mr. Orwig served as President and Chief Executive Officer of ABB Power Generation, Inc. He previously served as Vice-President and General Manager of Combustion Engineering Corporation and in various executive positions at AccRay Corporation. Mr. Orwig holds B.S. degrees in Chemical Engineering and Pulp & Paper Science from Miami University.

        RALPH A. DALLA BETTA joined Catalytica in 1976 and serves as the Chief Scientist of Catalytica and Vice President of Catalytica Combustion Systems. Dr. Dalla Betta's major interests are in the design and synthesis of heterogeneous catalysts, the detailed characterization of catalyst structure and surface properties, and catalyst testing. His development work has included catalytic combustion systems that produce low NOx emissions, selective hydrogenation catalyst systems and a rapid technique for measuring noble metal surface areas for analyzing vehicle emissions control catalysts. Dr. Dalla Betta has a Ph.D. in physical chemistry from Stanford University.

        RICARDO B. LEVY and LAWRENCE W. BRISCOE, who are also directors of Combustion Systems, are officers and/or directors of Catalytica, Inc. For information on their business backgrounds, see "Executive Officers."

                               CATALYTICA, INC.

OTHER BUSINESS OPPORTUNITIES

        In addition to Fine Chemicals and Combustion Systems, Catalytica is engaged in a number of other research and development, consulting, and special projects, primarily in the petroleum and petrochemical industries through its subsidiary, Catalytica Advanced Technologies, Inc. Catalytica Advanced Technologies is pursuing the use of nanoscale materials in catalysts with a joint venture partner. The U.S. Department of Commerce's National Institute of Standards and Technology is providing funding for this effort under a $2 million grant awarded in 1994. Additional funding is being obtained from potential users of the technology. Nanoscale technology has the potential to significantly lower manufacturing costs and reduce byproduct waste by improving catalyst activity and selectivity. During 1996, Catalytica Advanced Technologies successfully scaled up this technology for a specific application for which a commercial demonstration is being planned for 1997.

        Commercial production in 1997 is the goal for an organometallic synthesis project launched in 1996 by Catalytica Advanced Technologies. Metallocenes are catalysts used in the production of plastics to impart improved and more controlled properties. Catalytica has developed technology which permits the manufacture of these specialized catalysts at lower production cost. Early in 1997, one catalyst was qualified by the first customer, and commercial production is planned for later this year.

        Another program Catalytica Advanced Technologies is pursuing involves the conversion of natural gas to liquid hydrocarbons. Catalytica has been designing and implementing the natural gas conversion program and is currently at the continuous bench-scale phase of this program. Mitsubishi Oil and Petro-Canada have reimbursed Catalytica for most of the costs of this development program. In early March of 1997, the subsidiary was awarded a $2 million grant from the U.S. Department of Commerce to further develop this technology.

HUMAN RESOURCES

        At February 28, 1997, Catalytica employed a total of 117 employees. The Company is not subject to any collective bargaining agreements. Catalytica believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS

    The executive officers of the Company are as follows:


NAME                   AGE        POSITION
----                   ---        --------
Ricardo B. Levy.......  51       President, Chief Executive Officer and Director
James A. Cusumano.....  54       Chairman of the Board and Chief Technical
                                  Officer
Lawrence W. Briscoe...  52       Vice President, Finance and Administration, and
                                  Chief Financial Officer
W. Robert Epperly*....  61       Vice President, Engineering
Ralph A. Dalla Betta..  51       Vice President and Chief Scientist

        * W.R. Epperly resigned from the Company effective January 15, 1997.

        At December 31, 1996, there were five individuals designated as executive officers by the Board of Directors. The following sets forth certain information with regard to the executive officers of Catalytica who are not Directors with the exception of Ricardo Levy and James Cusumano:

        RICARDO B. LEVY, a founder of Catalytica and a director since 1974, served as Chief Operating Officer from the Company's inception in 1974 until August 1991, when he became President and Chief Executive Officer. Prior to founding Catalytica, Dr. Levy was a founding member of Exxon's Chemical Physics Research Team. Dr. Levy is an alumnus of Princeton and Harvard University's Executive Management Program, and has a Ph.D. in chemical engineering from Stanford University.

        JAMES A. CUSUMANO, a founder of Catalytica and a director since 1974, served as President of the Company from its inception in 1974 until 1985, when he became Chairman of the Board and Chief Technical Officer. Dr. Cusumano served as Director of Catalysis Research and Development at Exxon's Corporate Research Laboratory from 1967 to 1974. Dr. Cusumano has a Ph.D. in physical chemistry from Rutgers University.

        LAWRENCE W. BRISCOE joined Catalytica in July 1994 as Chief Financial Officer and Vice President, Finance and Administration. Prior to joining the Company, he held various executive and financial positions including President and Chief Operating Officer and Director of Brae Corporation, Vice President of Corporate Development at Transamerica Corp., and Chief Executive Officer of U.S. Commercial Telephone Corp. Mr. Briscoe has an M.B.A. from Stanford University, an M.S. in business from the University of Southern California, and a B.S. in electrical engineering from the University of Missouri.

        W. ROBERT EPPERLY joined Catalytica in March 1992 as Vice President, Engineering. Mr. Epperly was named President, Catalytica Advanced Technologies Inc. in September 1995. From April 1990 to March 1992, Mr. Epperly was an independent consultant. From 1986 to 1990, Mr. Epperly served in various positions at Fuel Tech N.V., a firm specializing in low-emission combustion technology, most recently from 1989 to 1990 as Chief Executive Officer. From 1957 to 1986, he was with Exxon Research and Engineering Company, most recently as General Manager of Corporate Research. Mr. Epperly has an M.S. in chemical engineering from Virginia Polytechnic Institute.

        RALPH A. DALLA BETTA has served as Vice President since 1979 and has been a Chief Scientist at Catalytica since 1976. From 1972 to 1976 Dr. Dalla Betta worked at Ford Motor Company's Catalysis Group in the Fuel Sciences Department. Dr. Dalla Betta has a Ph.D. in physical chemistry from Stanford University.

ITEM 2.  PROPERTIES

        Catalytica's headquarters and research and development facilities, based in Mountain View, California, occupy three buildings covering approximately 60,000 square feet. The Company's lease expires on December 31, 1998, with a five-year option for renewal. The Company's research and development facility is adequate for the Company's needs for the foreseeable future.

        Catalytica's Fine Chemicals' manufacturing facility is located in East Palo Alto, California, on approximately five acres. The Company owns the buildings, but leases the land at the site from Rhone Poulenc Inc. The initial lease term is 15 years and expires on November 30, 2008, after which the Company has options to extend for an additional 14 years. The past activities of Rhone Poulenc's predecessor caused significant soil and groundwater contamination of the facility and a down gradient area located along the San Francisco Bay. Consequently, the site is subject to a clean up and abatement order issued by the Bay Area Regional Water Quality Control Board ("RWQCB") which currently requires stabilization, containment and monitoring of the arsenic and volatile organic contamination at the site and surrounding areas. The ground lease between Rhone Poulenc and the Company includes an indemnity by Rhone Poulenc against any costs and liabilities that the Company might incur to fulfill the RWQCB order and to otherwise address the contamination that is the subject of the order. The Company also has obtained an indemnification from Novartis (the immediately preceding owner/operator of the facility) against any costs and liability the Company may incur with respect to any contamination caused by Novartis' operations. However, there can be no assurance that the Company will not be held responsible with respect to the existing contamination or named in an action brought by a governmental agency or a third party because of such contamination. If the Company is held responsible and it has contributed to the contamination, it will be liable for any damage to third parties, and will be required to indemnify Rhone Poulenc and Novartis for any additional clean up costs or liability they may incur, with respect to the contamination caused by the Company. The determination of the existence and additional cost of any such incremental contamination contribution by the Company could involve costly and time-consuming negotiations and litigation. Further, any such incremental contamination by the Company or the unenforceability of either of the indemnity agreements described above could materially adversely affect the Company's business and results of operations. Although there can be no assurance the Company will obtain orders sufficient to fill the capacity by such time, the Company's manufacturing facility for pharmaceutical intermediates is expected to reach capacity in 1997. In order to augment its current pharmaceutical intermediates manufacturing capacity, the Company entered into a non-binding letter of intent with Glaxo Wellcome to acquire Glaxo's pharmaceutical production facility in Greenville, North Carolina. See "Item 1, Business-Proposed Transaction with Glaxo" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK

        Catalytica's Common Stock is traded in the over-the-counter market under the NASDAQ symbol "CTAL." The following table shows the range of high and low closing prices of Catalytica's Common Stock as reported by the NASDAQ National Market System by quarter for 1996 and 1995. Such prices represent interdealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.


                                1996              1995
                          ---------------   ---------------
                           High     Low      High     Low
                          ------   ------   ------   ------
Quarter ended   3/31      $4 3/8   $3 3/4   $4 3/4   $2

Quarter ended   6/30       5        3 3/4    4 5/8    3 1/8

Quarter ended   9/30       4 1/8    3 5/8    5 5/8    3 1/4

Quarter ended  12/31       4 1/4    3 5/8    5 5/8    3 3/4


        At February 28, 1997, there were approximately 228 holders of record of the Company's Common Stock.

        The market price of the Common Stock is likely to be highly volatile. Factors such as the results of research and development and pilot scale testing by Catalytica and its collaborative partners, the effectiveness and commercial viability of products of Catalytica or its competitors, changes in environmental regulations, announcements of technological innovations or new products by the Company or its competitors, fluctuations in the Company's operating results, including changes in the rate of growth and profitability of its Fine Chemicals business, and changes in recommendations by financial analysts could have a significant impact on the future price of the Common Stock. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.


        Catalytica has never declared or paid cash dividends on its capital stock. The Company currently intends to retain its earnings to finance the operation and expansion of its business and therefore does not expect to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents selected financial data of Catalytica. This historical data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. No cash dividends were declared in any of the periods presented.


                                                        Year Ended December 31,
                                                (In thousands, except per share amounts)
                                        ------------------------------------------------------
                                          1996        1995       1994       1993        1992
                                        --------    -------     -------   --------     -------
Revenues:
Product Sales.........................   $ 9,813    $ 8,858     $ 5,800    $     -     $     -
Research and development..............     6,501      4,766       6,395      8,353       9,628
                                         -------    -------     -------    -------      ------
        Total Revenues................    16,314     13,624      12,195      8,353       9,628
Net loss..............................    (5,192)    (8,687)     (9,145)    (9,003)     (3,741)
Net loss per share....................     (0.27)     (0.55)      (0.61)     (0.66)      (0.83)


Cash, cash equivalents, short-term,
and long-term investments.............    23,821     20,902      13,614     23,987       3,268
Total assets..........................    41,003     31,239      22,186     31,720      12,536
Long-term debt........................     1,524      1,556       1,573        930         928
Stockholders' equity..................    17,263     22,029      15,779     24,438       4,891


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements which involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report.

        Catalytica is developing advanced products and manufacturing processes which use the Company's proprietary chemical catalysis technologies. These products and processes can yield economic and environmental benefits, including lower manufacturing costs and reduced hazardous byproducts associated with traditional manufacturing processes. The Company has developed significant expertise in catalysis, an essential step in the production of many industrial products. Approximately 98% of the Company's fiscal 1996 product sales are derived from sales of fine chemicals products and its research and development revenues are derived principally from the Company's Combustion Systems and Advanced Technology businesses. In December 1993, the Company acquired a manufacturing facility from Novartis to obtain fine chemicals manufacturing capacity. As part of the acquisition, Novartis (formerly Sandoz) entered into a five-year contract for the manufacture of a fine chemical intermediate. Under the terms of the agreement, Novartis transferred certain equipment and technology relating to the manufacture of the particular intermediate, and agreed to purchase all of its requirements of such intermediate from the Company, subject to certain volume limitations. These requirements represent approximately $3.0 million of revenue per year. However, the timing of receipt of revenues under this contract varies, depending on the timing of receipt of orders and shipment of products. During the years ended December 31, 1996 and 1995, 18% and 49% respectively of the Company's fine chemical product revenues were derived from sales to Novartis. The Company has no contractual volume commitments from Novartis beyond May 31, 1998, and there can be no assurance the Novartis contract will be renewed. The Company plans to replace the Novartis contractual products with product sales to new customers in the pharmaceutical industry. The agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of the notice.


        The Company's business has not been profitable to date, and as of December 31, 1996, the Company had an accumulated deficit of $48.2 million. The Company had anticipated incurring additional losses for at least the next several quarters. However, future results would be significantly impacted by the completion of the acquisition of the Glaxo Wellcome facility (See Note 13 of Notes to Financial Statements). The Company expects that future operating results will fluctuate from quarter to quarter, as a result of differences in the amount and timing of expenses incurred and the revenues received. In particular, the Company's operating results are affected by the size of and timing of receipt of orders for and shipments of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. In 1994, the Company began deriving revenues from the sale of fine chemicals products, and the Company expects that in the future it will rely increasingly on product sales for its revenues. To achieve profitable operations, Catalytica must increase significantly its commercial sales of fine chemicals and successfully develop, manufacture, introduce, and market or license its combustion systems. There can be no assurance that the Company will be able to achieve profitability on a sustained basis.


        On May 8, 1996, Catalytica Fine Chemicals, Inc., announced that Pfizer Inc. had signed an agreement to infuse $15 million in Catalytica Fine Chemicals. These funds give Pfizer a 15 percent interest in Catalytica Fine Chemicals Inc. and a five-year R&D commitment by Catalytica Fine Chemicals to develop new processes and technology for the manufacture of Pfizer products. Prior to this investment, Catalytica Fine Chemicals was a wholly-owned subsidiary of Catalytica, Inc. (See Note 2 of Notes to Financial Statements).


        During the past four years, Catalytica Fine Chemicals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer's promising new pharmaceuticals. The Pfizer drugs are at varying stages of approval by the Food and Drug administration, ranging from Phase II clinical trials through the New Drug Application stage. In the past, Catalytica Fine Chemicals has manufactured intermediates for certain Pfizer drugs and anticipates becoming a supplier of intermediates to Pfizer for other pharmaceutical products in the future. There can be no assurance, however, that orders will be forthcoming from Pfizer.

        On June 28, 1996 Catalytica completed the sale of substantially all the assets of Advanced Sensor Devices, Inc. (ASD) to Monitor Labs, Inc. Prior to the sale, ASD produced continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, a second payment of $0.5 million a year end, and a royalty stream based on future revenues. The Company recorded a gain of $0.9 million on the sale of these assets (See Note 3 of Notes to Financial Statements).

        On October 15, 1996 Catalytica's wholly owned subsidiary Catalytica Combustion Systems Inc. (CCSI) and Woodward Governor Company ("Woodward") formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM) Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets. These planning services will result in the delivery of an integrated product portfolio which includes CCSI's XONON(TM) system for ultra low NOx emissions, Woodward's control systems, turbine overhaul and upgrades, as well as contract maintenance and service.

        The initial capital commitment of the GENXON joint venture partners is $10 million - $2 million from CCSI and $8 million from Woodward - payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. In addition to the capital commitment, CCSI has contributed to the joint venture an exclusive license for the use of its catalytic combustion technology, and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustors. CCSI will account for its share of the joint venture gain or loss upon the first cash infusion totaling $1.0 million which occurred on January 3, 1997 upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward (See Note 3 of Notes to Financial Statements).

RESULTS OF OPERATIONS

        YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

        Revenues were $16.3 million, $13.6 million, and $12.2 million for 1996, 1995, and 1994, respectively. The Company's overall revenues increased by approximately 20% in 1996 and 12% in 1995, reflecting significant growth in fine chemical product sales. While the Company's research and development revenues declined somewhat in 1995, new funding from external partners including the Pfizer research agreement signed earlier this year has led to an upturn in this revenue category during 1996.

        Prior to 1994, substantially all revenues for the Company were from research agreements. In December, 1993, the Company acquired a manufacturing facility from Novartis to obtain fine chemicals manufacturing capacity. As part of the acquisition, Novartis entered into a five-year contract for the manufacture of a fine chemical intermediate. During 1994, the first year of operation of the new manufacturing facility, $5.6 million of revenues were related to fine chemicals product sales -- much of it attributable to Novartis. During 1995, the Company continued to focus on the commercialization of its technologies. Fine chemicals product sales increased to $8.5 million, a 52% increase over 1994. Most of this increase was due to shipments of pharmaceutical intermediates products to new customers, which the Company expects to rely on for an increasing portion of the Company's revenues. The remaining product revenues for 1995 of $0.4 million was attributable to sensor sales and the first commercial shipments of the new CEMcat(TM) continuous emissions monitor produced by the Company's wholly-owned subsidiary Advanced Sensor Devices. Research revenue declined in 1995, reflecting the full year impact of the cessation of funding on the gasoline alkylation program which occurred in mid 1994, and the absence of contractual payments related to the original agreement with Conoco and Neste.

        During 1996, product sales continued their upward trend increasing 11% due to increased shipments of fine chemical products to new and existing customers. Sales in 1996 were negatively impacted in part by the timing of a contractual shipment of product for Novartis which normally occurs in the fourth quarter each year but this year was deferred at their request to the first quarter of 1997. This in part explains the $1.3 million increase in finished goods inventory over 1995. The 36% increase in research revenues reflects initiation of the aforementioned new funded research commitment associated with the five-year research and development agreement between Catalytica Fine Chemicals and Pfizer plus increased funding of the Company's work on nanoscale materials used in catalysts and related contract research activities. The increase in research revenue was also aided by a $0.5 million reimbursement by the newly formed GENXON joint venture for R&D expenses incurred prior to the formation of the JV by Catalytica Combustion Systems, Inc. The increase in research revenues and to a much lesser extent the increase in product sales were partially offset by the discontinuation of the sensor business on June 28, 1996 following the sale of all the assets of Advanced Sensor Devices, Inc. (ASD) to Monitor Labs, Inc. (See Overview above). ASD generated $0.5 million in research revenues and $0.4 million in product sales in 1995 as compared to no research revenues and $0.2 million in product sales in 1996.

        In 1994, 1995, and 1996, a substantial amount of the Company's revenues were derived from a few research agreements, the product supply agreement with Novartis, and in 1996, the new five-year research and development agreement between Catalytica Fine Chemicals and Pfizer. In the fiscal year ended December 31, 1996, revenue recognized from agreements and/or contracts with Upjohn, Merck, Novartis, Pfizer and Mitsubishi Oil represented 17%, 13%, 11%, 11%, and 9% of total revenues, respectively. (See Note 1 of Notes to Financial Statements).

        The $9.1 million in cost of goods sold for 1996 represents a 9% increase over 1995, and corresponds with the 11% product revenue increase for the same period as noted above. The increases in 1995 over 1994 levels were much larger as 1994 represented the first year of production at the new facility. Cost of goods sold for 1995 were 51% higher than 1994 while product revenues were 53% higher than in 1994. Gross margins were 8% in 1996, 6% in 1995, and 5% in 1994. This trend reflects increasing utilization of the capacity that exists at the facility. Full utilization of current capacity would occur at product revenues in the $15 to $20 million range depending on product mix. Margins on the fine chemical products are subject to fluctuations from year-to-year due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new production runs, and numerous other variables present in the chemical manufacturing environment.

        Research and development expenses were $9.7 million, $9.8 million, and $13.0 million for the years ended December 31, 1996, 1995, and 1994, respectively. Although research and development expenses for 1996 were down slightly from the previous years level, the actual level of research activity occurring at Catalytica increased during 1996. This isn't reflected on the Company's financial statements largely due to a shift of certain catalytic combustion research and development costs from Catalytica to the newly formed GENXON joint venture (See Note 3 of Notes to Financial Statements). This transfer of R&D funding occurred beginning on August 1, 1996 and resulted in a shift of approximately $1.8 million of research and development costs being financed by the joint venture rather than Catalytica. It should be noted, however, that without the funding provided by the joint venture, the level of R&D spending on the retrofit technology would likely have been much lower if Catalytica alone was funding this technology. On an absolute basis, i.e., excluding the $1.8 million transfer of R&D expenses, R&D spending on catalytic combustion technology actually increased $1.9 Million over 1995 levels -although all of that increase was funded and recorded on the books of the joint venture. Cessation of all research activities of Advanced Sensor Devices (ASD) following the sale of its assets (See Note 3 of Notes to Financial Statements) also contributed approximately $0.8 million towards the reduction of R&D expenses. This decrease in R&D funding during 1996 due to the formation of the joint venture and sale of ASD was mostly offset by increases in R&D expenses elsewhere in the Company reflecting new work on nanoscale materials used in catalysts and related contract research activities, plus increased research activities supporting the research commitment to Pfizer Inc. (See Note 2 of Notes to Financial Statements).

        Research and development expenses for 1995 decreased 25% as compared to 1994, reflecting the Company's continuing emphasis on commercialization of its products, and a resulting shift of resources away from research and development into sales and administration. The Company also realized the full-year impact of reduced research and development expenses as a result of its restructuring in the fourth quarter of 1994 (See Note 8 of Notes to Financial Statements). Research and development expenses consist primarily of salaries and benefits for scientific and research personnel, related support staff, consultants, supplies, occupancy costs, and depreciation.


        Of the Company's research and development expenses for 1996, approximately 42% were utilized to develop the Company's advanced combustion systems technology, approximately 24% was spent on the Company's fine chemicals technologies, and the remaining approximately 34% was spent on various other technologies, substantially all of which was done at the specific request of, and funded by, third parties.


        Selling, general, and administrative expenses (SG&A) were $4.5 million for each of the years ended December 31, 1996, and 1995, and $3.1 million for the year ended December 31, 1994. Selling, general, and administrative expenses for 1995 increased 45% compared to 1994, primarily due to an increase in sales personnel in the fine chemicals business and an increase in sales and administrative expenses associated with Advanced Sensor Devices, a subsidiary of Catalytica, and the shifting of certain resources from research and development. Although the aggregate selling, general, and administrative expenses remained flat for the full year 1996 as compared to 1995, there were changes in some of the components. Increases in SG&A expense levels in some business units were largely offset by two factors -- the discontinuation of the Advanced Sensor devices subsidiary at the end of the second quarter and the formulation of the new GENXON joint venture which resulted in a shift of some administrative expenses to the joint venture as certain Catalytica employees spent time on joint venture organization activities for which the Company was reimbursed by the joint venture entity. Once the joint venture becomes fully staffed, these management activities being temporarily manned by Catalytica employees will be taken over by full time GENXON employees. Thus, to the extent that Catalytica's SG&A costs are being reimbursed by GENXON which amounted to $0.2 million in 1996, these reductions should be considered temporary. The reduction in SG&A costs due to discontinuation of Advanced Sensor Devices, however, is a permanent reduction. If the company does not consummate the proposed transaction with Glaxo Wellcome, SG&A expense would increase significantly to reflect the reclassification of acquisition costs which will be capitalized as part of the acquisition costs starting in the first quarter of 1997. Prior to the first quarter of 1997, these acquisition costs were recorded as SG&A expense as they were incurred. See "Item 1, Business-Proposed Transaction with Glaxo Wellcome," as well as the description below.

        In 1994, the Company took a restructuring charge of $499,000, primarily related to costs associated with an 18% workforce reduction in the third quarter of 1994.


        The $0.9 million gain on sale of assets represents the net realized gain over book value on the sale of ASD's assets to Monitor Labs, Inc. on June 28, 1996 (See Note 3 of Notes to Financial Statements).

        Net interest income was $0.8 million, $0.3 million, and $0.8 million in 1996, 1995 and 1994, respectively. Net interest income decreased 56% in 1995 when compared to 1994 due to lower average balances of cash and short-term investments as these funds were used to support the Company's operations, and incremental interest expense associated with new loans that funded a portion of capital improvements at the Fine Chemicals manufacturing facility. Interest income was favorably impacted during the last two months of 1995 due to significantly higher cash and short-term investment balances resulting from the proceeds of the Company's secondary offering completed on November 3, 1995. This trend continued into 1996 and was helped further by the $15 million cash infusion by Pfizer on May 8, 1996. The higher cash balances resulted in a 144% increase in net interest income in 1996 when compared to 1995. This increase in interest income in 1996 was partially offset by increased interest expense on a line of credit and other short-term working capital financing at the Catalytica Fine Chemicals Bay View manufacturing facility.

        The Company's net loss was $5.2 million, $8.7 million, and $9.1 million in 1996, 1995, and 1994, respectively. The decrease in the net loss in 1996 as compared to 1995 was largely due to the discontinuation of all activities at the Advanced Sensors Devices Subsidiary upon its sale to Monitor Labs coupled with the $0.9 million gain on the sale of the subsidiary's assets. The formation of the GENXON joint venture also contributed significantly to the reduced net loss in 1996. The decrease in the net loss in 1995 as compared to 1994 reflects significant reductions in internal funding of research and development activities coupled with a positive contribution of the fine chemicals product sales, both partially offset with increased spending on general, sales, and marketing activities. For discussion of the Company's net operating loss carryforwards, see Note 9 of Notes to Financial Statements.

        In 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted Statement 121 in the first quarter of 1996 and the impact was not material.

        Also in 1995, the FASB issued Statement No. 123, Accounting for Stock Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock based compensation to employees. The Company has elected to account for stock based compensation to employees in accordance with Opinion 25, providing only pro forma disclosures required by Statement 123.

FUTURE RESULTS

        This Section contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report.

        The Company expects to incur additional operating losses at least through the next several quarters due to continued self-funding of research and development expenditures coupled with higher sales, general and administrative expenses. These losses, however, should decrease as the Company expands the sales of its Fine Chemicals business and moves this unit toward profitability. The expected increase in general and administrative expenses reflect incremental sales and marketing efforts to support increased business at Catalytica Fine Chemicals. The Company's future results would be significantly impacted upon the completion of the acquisition of the Glaxo Wellcome facility. See "Item 1, Business-Proposed Transaction with Glaxo," "Item 2, Properties," as well as the description below.

        In the past, losses have fluctuated from quarter to quarter due to the seasonality of the fine chemical products manufactured for Novartis and differences in the timing of expenses incurred and the revenues received from collaborative agreements. Such fluctuations may be somewhat reduced in the future as products that are planned to be manufactured in the Bay View facility fill up excess capacity and even out production and as the Company continues its shift from a research and development company to a commercial entity with product sales.

        The Company expects to continue certain of its research and development programs, which include the self-funding of expenditures that are not covered by payments from collaborative partners. The Company believes its internally funded research projects have the potential to lead to commercial sales in the next few years. The Company anticipates that in the future, research that does not have the potential for near-term commercialization will be conducted only when funded by collaborative partners.

        As a result of the Company's acquisition of the Bay View manufacturing facility in the fourth quarter of 1993, 1994 was the first year to include significant revenues from fine chemicals product sales, incremental costs associated with producing these products, and incremental fixed manufacturing costs. During 1994, 1995 and 1996 a significant amount of the capacity at the Bay View facility was underutilized. The Company is planning to use a substantial portion of this capacity for the production of products utilizing proprietary technologies for both the pharmaceutical and nonpharmaceutical markets. During 1997, the Company plans additional capital expenditures in Bay View to expand its capacity for certain types of products. Sales and marketing efforts increased significantly in 1995, with much of that effort directed towards finding other fine chemical products that can be manufactured under contract for new customers. From 1994 to 1995, these efforts resulted in a 52% increase in product sales, primarily to new customers. From 1995 to 1996, product sales increased by 11%. Additional incremental product sales are expected in the future as a result of these sales and marketing efforts. There is no assurance, however, that additional revenues from products under development, or from these sales efforts, will be achieved.


        The Company's ability to increase revenues from its fine chemicals business will also depend, in part, on the availability of manufacturing capacity. Although there can be no assurance the Company will obtain orders sufficient to fill the capacity by such time, the Company's manufacturing facility for pharmaceutical intermediates is expected to reach capacity in 1997. The Company's ability to increase its revenues from the fine chemicals business could be constrained if the Company is unable to acquire additional plant capacity. The Company could experience delays in manufacturing certain products, which could result in the loss of contracts or customers. There can be no assurance that the Company will be able to acquire additional plant capacity on acceptable terms, if at all. In order to augment its current pharmaceutical intermediates manufacturing capacity, the Company entered into a non-binding letter of intent with Glaxo Wellcome to acquire Glaxo's pharmaceutical production facility in Greenville, North Carolina. See "Item 1, Business-Proposed Transaction with Glaxo", "Item 2, Properties", as well as the description below.

        Catalytica faces challenges in advancing its programs from bench and pilot scale to cost-effective commercial products and processes. There can be no assurance that the Company will successfully address the challenges that will arise during the development of each of its programs.

PROPOSED TRANSACTION WITH GLAXO WELLCOME


        The Company and Glaxo Wellcome Inc. ("Glaxo") signed a non-binding letter of intent effective February 5, 1997 to enter into a series of transactions pursuant to which the Company would acquire (the "Acquisition") Glaxo's pharmaceutical production facility in Greenville, North Carolina (the "Facility") as part of its expansion plans for Fine Chemicals.


        The proposed agreement calls for the Company to purchase all of the buildings and equipment at the 1.8 million-square-foot Facility, as well as the approximately 600 acres of land on which it is situated. Under the agreement, the Company will enter into long term manufacturing contracts to supply designated Glaxo Wellcome products, including bulk active chemicals, final dosage forms, and sterile products, with a potential revenue to the Company estimated at $800 million over five years.

        Under the terms of the proposed Acquisition, the Company will pay Glaxo an undisclosed amount. The Acquisition will be financed by a combination of an equity investment in Catalytica by Morgan Stanley Capital Partners and debt from a major global financial institution. In addition, Glaxo will receive a small equity stake in Fine Chemicals. The agreement also provides for Glaxo to receive a share of the profits from Catalytica's production of products in the Greenville site's sterile products facility. Terms of the equity financing are expected to be structured to reflect the valuation of the Company's businesses prior to the announcement of the Acquisition. Terms of the debt financing are expected to be structured to reflect anticipated cash flows under the supply contracts with Glaxo Wellcome and other parties.

        No definitive agreements have been signed by the Company and Glaxo relating to the proposed Acquisition. As a result, there can be no assurance, and stockholders should not assume, that the proposed transactions will be completed. The completion of the Acquisition is subject to a number of risks and uncertainties, including the following: (i) completion of the negotiation of definitive documents, including an asset purchase agreement and long term supply contracts for chemical, final dosage and sterile products; (ii) completion of the due diligence review by the Company and its equity and debt financing sources; (iii) completion of the negotiation of the terms of the substantial equity and debt financings required to consummate the Acquisition; and (iv) receipt of certain regulatory approvals and consents, including stockholder approval.

        In addition, the proposed Acquisition, which is not expected to close prior to the latter portion of the second quarter of 1997, will require significant management time and legal, accounting and other expenditures, whether or not the transactions are completed. In the event the Acquisition is consummated, the additional facilities, employees and business volumes will substantially increase the Company's expenses and working capital requirements and place substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition depends on the levels of new manufacturing business developed by the Company, and the related terms negotiated by the parties. In the event the Company does not achieve additional new business from Glaxo and other customers on terms sufficient to offset the costs associated with operating and maintaining the new facilities, and with servicing the debt associated with the acquisition of the new facilities, the Company's results of operations would be materially adversely affected. See "Item 1, Business-Proposed Transaction with Glaxo" and "Item 2, Properties."


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations through private placements of equity securities, an initial public offering of its Common Stock on February 8, 1993, a secondary public offering on November 3, 1995, a $15 million cash infusion from Pfizer on May 8, 1996, revenues from collaborative research agreements, and starting in 1994, product revenues. At December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $23.8 million.

        Primarily as a result of the Company's self-funding of certain research and development programs, the Company generated net operating losses for each of the three years in the period ended December 31, 1996, and used $19.0 million of cash for its operating activities. In addition, the Company expended $8.4 million of cash for capital expenditures and repaid approximately $6.1 million of debt obligations during this same three-year period. The primary sources of cash have been from financing activities, including $23.6 million received from the sale of Common Stock in the parent corporation and its subsidiary Catalytica Fine Chemicals, Inc., plus $9.7 million from debt issuances during the three years ended December 31, 1996.


        In 1994, 1995 and 1996, the Company obtained various lines of credit to fund capital purchases and future working capital needs (See Note 7 of Notes to Financial Statements). One of these lines of credit collateralized with accounts receivable was increased in 1995 to $2.0 million from $1.0 million in 1994. It was further increased to $3.5 million in 1996. As of December 31, 1996, the Company had approximately $2.3 million outstanding under this line of credit. The loan includes a covenant that requires the Company's fine chemicals manufacturing facility to achieve certain minimum levels of profitability. At June 30, 1995, the Company was in violation of this covenant. During the quarter ended June 30, 1995, the requirement was for break-even operations for such facility. The actual loss with respect to such facility for the quarter amounted to $72,000. The bank agreed to waive the covenant for the quarter ended June 30, 1995, and effective September 28, 1995, and further amended on November 30, 1995, the bank and the Company entered into an agreement which reduced certain financial covenants, including the minimum profitability requirement. As a result of this amendment as of September 30, 1995, the Company was not in violation of the covenants contained in its line of credit. Accordingly, amounts payable under the line of credit agreement due more than one year from the balance sheet date continue to be classified as long-term. The company has not been in violation of any bank covenants subsequent to the initial violation in 1995. To the extent the Company does not comply with the required financial covenants in the future, there can be no assurance the bank will waive the covenants. Failure to comply with the financial covenants could result in acceleration of payment of the principal amount and interest due under the line and termination of the line of credit.

        The Company's operations to date have required substantial amounts of cash. The Company anticipates that existing capital resources, product revenues, and research and development revenues will enable the Company to maintain current and planned operations for at least the next 12 months. The Company's future capital requirements will depend on many factors, including rate of commercialization of the Company's catalytic combustion systems, the need to expand manufacturing capacity for both its fine chemicals and combustion systems business, and the completion of the proposed transaction with Glaxo. However, adequate funds for future operations, whether from the financial markets or from collaborative or other arrangements, may not be available when needed or on terms acceptable to the Company and, if available or acceptable to the Company, may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. Although there can be no assurance the Company will obtain orders sufficient to fill the capacity by such time, the Company's manufacturing facility for pharmaceutical intermediates is expected to reach capacity in 1997. In order to augment its current pharmaceutical intermediates manufacturing capacity, the Company entered into a non-binding letter of intent with Glaxo Wellcome to acquire Glaxo's pharmaceutical production facility in Greenville, North Carolina. See "Item 1, Business-Proposed Transaction with Glaxo" and "Item 2, Properties," as well as the description above.

RISK FACTORS

History of Operating Losses and Uncertainty of Future Results

        The Company's business has not been profitable to date, and as of December 31, 1996, the Company had an accumulated deficit of $48.2 million. The Company anticipates incurring additional losses for at least the next several quarters. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the amount and timing of expenses incurred and revenues received. In particular, the Company's operating results are affected by the size and timing of receipt of orders for and shipments of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. Through 1993, substantially all of the Company's revenues were derived from research and development contracts. Most of the Company's research and development contracts are subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. The Company's research and development revenues declined in 1995 and 1994 as certain research projects were terminated. There can be no assurance the Company will continue to receive research and development funding, and the Company expects that it will increasingly rely on product sales for its revenues.

        In 1994, the Company began deriving revenues from the sale of fine chemicals products. During the past several years, a significant portion of the Company's product revenues has been derived from sales to Novartis Agro, Inc. ("Novartis") under a five-year contract pursuant to which Novartis committed to buy certain minimum volumes for the first four years and eight months. (See Note 1 of Notes to Financial Statements, "Major Customer Information") The Company has no contractual volume commitment from Novartis beyond May 31, 1998. There can be no assurance the Novartis contract will be renewed or replaced with new business. The Novartis agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of notice. The Company expects that it will need to manufacture new products to increase revenue. Typically, new products have lower gross margins during the initial manufacturing phase, which could have an adverse effect on the Company's results of operations. To achieve profitable operations, Catalytica must significantly increase its commercial sales of fine chemicals and successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, or at all.


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


        The Company, through its subsidiary Catalytica Combustion Systems, Inc. ("CCSI"), and the GENXON joint venture, is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by turbine manufacturers. Ultimate sales of the Company's combustion system products will depend upon the acceptance and users of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers. The Company's subsidiary, CCSI, is currently working with leading turbine manufacturers, including: General Electric in large turbines, Allison Engine Co., a subsidiary of Rolls Royce, and Solar, a subsidiary of Caterpillar, Inc., in medium size turbines. In addition, through its joint venture company GENXON, the company is developing complete combustor systems for Affiliated Group of Companies (AGC), to be used on small Kawasaki Heavy Industries turbines for mobile cogeneration applications. GENXON is also developing complete combustor systems utilizing Catalytica's combustion technology for end users to be "retro fitted" on older "out-of-warranty" turbines no longer supported by OEM's. Neither the Company, its subsidiary CCSI, nor the joint venture company GENXON have formal long-term agreements in place with many of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets would be adversely affected if any of these companies terminated its relationship with the Company or GENXON. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer. The Company currently has limited manufacturing and marketing capability for its combustion products. The Company's existing facilities are inadequate for commercial production of the combustion products under development, and to the extent that the Company chooses to produce commercial quantities of its products, the Company will be required to develop or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develop marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develop an effective marketing and sales organization. In addition, some of the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants: accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions which affect capital investment decisions, as well as the regulatory environment. There can be no assurance that the Company's products will be economically attractive when compared to competitive products. See "Item 1, Business-Formation of GENXON Joint Venture."

Proposed Transaction With Glaxo Wellcome

        The Company and Glaxo Wellcome Inc. ("Glaxo") signed a non-binding letter of intent effective February 5, 1997 to enter into a series of transactions pursuant to which the Company would acquire (the "Acquisition") Glaxo's pharmaceutical production facility in Greenville, North Carolina (the "Facility") as part of its expansion plans for Fine Chemicals.

        The proposed agreement calls for the Company to purchase all of the buildings and equipment at the 1.8 million-square-foot Facility, as well as the approximately 600 acres of land on which it is situated. Under the agreement, the Company will enter into long term manufacturing contracts to supply designated Glaxo Wellcome proscription products with a potential revenue to the Company estimated at $800 million over five years.

        Under the terms of the proposed Acquisition, the Company will pay Glaxo an undisclosed amount. The Acquisition will be financed by a combination of an equity investment in Catalytica by Morgan Stanley Capital Partners and debt from a major global financial institution. In addition, Glaxo will receive a small equity stake in Fine Chemicals. The agreement also provides for Glaxo to receive a share of the profits from Catalytica's production of medicines in the Greenville site's sterile products facility. Terms of the equity financing are expected to be structured to reflect the valuation of the Company's businesses prior to the announcement of the Acquisition. Terms of the debt financing are expected to be structured to reflect anticipated cash flows under supply contracts with Glaxo Wellcome and other parties.

        No definitive agreements have been signed by the Company and Glaxo relating to the proposed Acquisition. As a result, there can be no assurance, and stockholders should not assume, that the proposed transactions will be completed. The completion of the Acquisition is subject to a number of risks and uncertainties, including the following: (i) completion of the negotiation of definitive documents, including an asset purchase agreement and long term supply contracts for chemical, final dosage and sterile products; (ii) completion of the due diligence review by the Company and its equity and debt financing sources; (iii) completion of the negotiation of the terms of the substantial equity and debt financings required to consummate the Acquisition; and (iv) receipt of certain regulatory approvals and consents, including stockholder approval.

        In addition, the proposed Acquisition, which is not expected to close prior to the latter portion of the second quarter of 1997, will require significant management time and legal, accounting and other expenditures, whether or not the transactions are completed. In the event the Acquisition is consummated, the additional facilities, employees and business volumes will substantially increase the Company's expenses and working capital requirements and place substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition depends, in part, on the levels of manufacturing business developed by the Company. In the event the Company does not achieve additional new business from Glaxo and other customers on terms sufficient to offset the costs associated with operating and maintaining the new facilities, and with servicing the debt associated with acquisition of the new facilities, the Company's results of operations would be materially adversely affected. See "Item 1, Business--Proposed Transaction with Glaxo", "Item 2, Properties", and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations".

Future Capital Requirements and Uncertainty of Additional Funding

        See Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.

Risks associated with GENXON Joint Venture

        In October 1996 Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM) Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets. The Company plans to deliver an integrated product portfolio which includes Combustion Systems' system for ultra low NOx emissions, Woodward's control systems, turbine overhaul and upgrades, as well as contract maintenance and service.

        The initial capital commitment of the GENXON joint venture partners is $10 million - $2 million from Combustion Systems and $8 million from Woodward - payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. If the milestones are not met, and the Company desired to complete any projects being developed by the joint venture, the Company could be required to fund the projects itself if Woodward decides not to make any additional capital contributions to GENXON. If such an event were to occur, it could have a material adverse effect on the Company's results of operations. See "Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations."

        Unlike Catalytica Combustion Systems' efforts to date which have focused only on the design of the catalyst assembly, GENXON is developing entire combustion systems. The development of complete combustion systems by GENXON to serve the retrofit market will require the design of new combustion chambers to be retrofitted on existing turbines. This new combustion chamber will incorporate a XONON catalyst. There can be no assurance that GENXON will be successful in developing new combustion chambers that will work in lieu of the current design that does not incorporate a catalyst. There can be no assurance that the Company's products will be economically attractive when compared to competitive products. See "Item 1, Business-Formation of GENXON Joint Venture."

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


        In the future, the Company intends to manufacture bulk actives. To do so, the Company would be required to comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations, and certain of the Company's customers may also require the Company to adhere to cGMP regulations, even if not required by the FDA. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, recall or seizure. Failure of the Company's customers to obtain and to maintain FDA clearance for marketing of the products manufactured by the Company, or failure of the Company to comply with cGMP regulations as required by the FDA or the Company's customers, would have a material adverse effect on the Company's results of operations.

Competition and Technological Change

        There are numerous competitors in a variety of industries in the United States, Europe and Japan which have commercialized and are working on technologies that could be competitive with those under development by the Company, including both catalytic and other technological approaches. Some of these competitive products are in more advanced stages of development and testing. The

Company's competitors may develop technologies and systems and processes that are more effective than those being developed by the Company or that would render the Company's technology and systems and processes less competitive or obsolete. In the fine chemicals market, the Company faces its primary competition from pharmaceutical companies that produce their own fine chemicals and from other fine chemicals manufacturers such as Lonza AG and DSM Fine Chemicals. In the combustion systems market, the Company faces its primary competition from large gas turbine power generation manufacturers, such as General Electric Co. ("General Electric"), Allison Engine Company ("Allison") and Solar Turbines Incorporated ("Solar"), each of which is developing competing DLN systems for their own turbines. Many of the Company's competitors in the combustion systems market are also potential customers of the Company, and the Company expects to rely on these potential customers to help commercialize its products. Most of these competitors have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience than the Company. If these companies are successful in developing such products, the Company's ability to sell its systems and processes would be materially adversely affected. Further, since many of the Company's competitors are existing or potential customers, the Company's ability to gain market share may be limited.

Patents and Intellectual Property

        The Company has an active program of pursuing patents for its inventions in the United States and in markets throughout the world relevant to its business areas. The Company has 38 United State patents and 13 pending United States patent applications, plus 70 foreign patents and patent applications.


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

        The Company leases the land on which its fine chemicals facility is located from Rhone Poulenc, Inc., ("Rhone Poulenc"). The past activities of Rhone Poulenc's predecessor caused significant soil and groundwater contamination of the facility and a down gradient area located along the San Francisco Bay. Consequently, the site is subject to a clean up and abatement order issued by the Bay Area Regional Water Quality Control Board ("RWQCB") which currently requires stabilization, containment and monitoring of the arsenic and volatile organic contamination at the site and surrounding areas. The ground lease between Rhone Poulenc and the Company includes an indemnity by Rhone Poulenc against any costs and liabilities that the Company might incur to fulfill the RWQCB order and to otherwise address the contamination that is the subject of the order. The Company also has obtained an indemnification from Novartis (the immediately preceding owner/operator of the facility) against any costs and liability the Company may incur with respect to any contamination caused by Novartis' operations. However, there can be no assurance that the Company will not be held responsible with respect to the existing contamination or named in an action brought by a governmental agency or a third party because of such contamination. If the Company is held responsible and it has contributed to the contamination, it will be liable for any damage to third parties, and will be required to indemnify Rhone Poulenc and Novartis for any additional clean up costs or liability they may incur, with respect to the contamination caused by the Company. The determination of the existence and additional cost of any such incremental contamination contribution by the Company could involve costly and time-consuming negotiations and litigation. Further, any such incremental contamination by the Company or the unenforceability of either of the indemnity agreements described above could materially adversely affect the Company's business and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Financial Statements and Schedules, and the report of the independent auditors appear on pages 45 through 68 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption "Executive Officers" in Part I of this report. The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of stockholders sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

A.      (1) Financial Statements:
         The following financial statements of the Registrant are filed as part of this Report

                                                                       PAGE
                                                                       ----
        Report of Ernst & Young LLP, Independent Auditors...........    45

        Consolidated Statements of Operations for the
        fiscal years ended December 31, 1996, 1995, and 1994........    46

        Consolidated Balance Sheets at December 31,
        1996, and December 31, 1995.................................    47

        Consolidated Statements of Cash Flows for the
        fiscal years ended December 31, 1996, 1995, and 1994........    48

        Consolidated Statement of Stockholders' Equity for
        the fiscal years ended December 31, 1996, 1995, and 1994....    49

        Notes to Consolidated Financial Statements..................    50


   (2) Financial Statement Schedules:
    All schedules have been omitted because they are not applicable or because the required information is disclosed in the consolidated financial statements or notes thereto.

   (3) Exhibits



Exhibit No.                     Notes/(x)/                                       Description
---------------------------------------------------------------------------------------------------------------------------------
3.1                             +                                                Third Amended and Restated Certificate of
                                                                                  Incorporation.

3.2                             +                                                Bylaws of Registrant.

4.1(A)                          +                                                Agreement of Shareholders Amending
                                                                                  Registration Rights and Right of First Refusal.

4.1(B)                          +                                                Amended and Restated Registration Rights
                                                                                  Agreement dated September 27, 1988.

4.1(C)                          +                                                Amendment No. 1 to Amended and Restated
                                                                                  Registration Rights Agreement.

4.1(D)                          +                                                Form of Amended and Restated Rights Agreement.

4.2                             +                                                Specimen of Common Stock Certificate.

4.3                             +++                                              Preferred Shares Rights Agreement dated as of
                                                                                  October 23, 1996, between Catalytica, Inc. and
                                                                                  Chase Mellon Shareholder Services, L.L.P,
                                                                                  including the form of Rights Certificate and
                                                                                  the Certificate of Designation, the Summary of
                                                                                  Rights Attached thereto as Exhibits A, B and
                                                                                  C, respectively.

10.1                            +                                                1983 Incentive Stock Option Plan, as amended,
                                                                                  with forms of agreements thereunder.

/(x)/See explanation of Notes on page 44.


10.2                            +                                                1992 Stock Option Plan, with forms of
                                                                                  agreements thereunder.

10.3                            +                                                1992 Employee Stock Purchase Plan.

10.4                            + **                                             Agreement, dated as of July 18, 1988, between
                                                                                  the Company and Tanaka Kikinzoku Kogyo K.K.

10.5                            +                                                Joint Development Agreement, dated December
                                                                                  1, 1991 among the Company, Conoco Inc. and
                                                                                  Neste Oy.

10.7                            + **                                             Development Agreement, dated January 4, 1991
                                                                                  among the Company, Petro-Canada Inc. and
                                                                                  Techmocisco, Inc. (a subsidiary of Mitsubishi
                                                                                  Oil), as amended.

10.8                            +                                                Series D and E Preferred Shares and Warrant
                                                                                  Purchase Agreement, dated September 27, 1988
                                                                                  between the Company and Koch Industries, Inc.

10.9                            +                                                Term Note, dated February 25, 1992 between
                                                                                  the Company and James A. Cusumano.

10.11                           +                                                Form of Indemnification Agreement.

10.12                           +                                                Agreement and Plan of Reorganization dated as
                                                                                  of September 27, 1988 among the Company,
                                                                                  Lubrizol Enterprises, Inc. and Catven, Inc.

10.13                           +                                                Stock Purchase Agreement dated December 10,
                                                                                  1992 between the Company and Mitsubishi Oil
                                                                                  Co., Ltd.

10.15                           ++ **                                            Ground Lease Agreement, dated November 30,
                                                                                  1993 between the Company and Rhone-Poulenc
                                                                                  Inc.

10.16                           ++ **                                            Supply Agreement, dated September 28, 1993
                                                                                  between the Company and Novartis Agro, Inc.

10.17                           ++                                               Lease Agreement, dated January 1, 1993
                                                                                  between the Company and Jack Dymond
                                                                                  Associates.

10.18                           ++                                               Loan and Security Agreement, dated November 18,
                                                                                  1994 between the Company and Silicon Valley Bank.

10.19                           ++**                                             Agreement, dated January 31, 1995 between the
                                                                                  Company and Tanaka Kikinzoku Kogyo K.K.

10.20                           *                                                Loan Modification Agreement, dated November
                                                                                  30, 1995

10.21                           *                                                Catalytica Fine Chemicals, Inc. 1995 Stock
                                                                                  Plan, with forms of agreements thereunder.

10.22                           *                                                Catalytica Advanced Sensor Devices 1995 Stock
                                                                                  Plan, with forms of agreements thereunder.

10.23                           *                                                Catalytica Advanced Technologies, Inc. 1995
                                                                                  Stock Plan, with forms of agreements
                                                                                  thereunder.

10.24                           *                                                Catalytica Combustion Systems, Inc. 1995 Stock
                                                                                  Plan, with forms of agreements thereunder.

10.25                           *                                                Catalytica, Inc. 1995 Director Stock Option
                                                                                  Plan, with forms of agreements thereunder.

10.26                                                                            Limited Liability Operating Agreement of
                                                                                  GENXON Power Systems, LLC, dated October 21,
                                                                                  1996.

21.1                            +                                                Subsidiaries of Registrant.

23.1                                                                             Consent of Ernst & Young LLP, Independent
                                                                                 Auditors.

24.1                                                                             Power of Attorney. (See page 69)

27.1                                                                             Financial Data Schedule.


* Incorporated by reference to the exhibits filed 10-K, for the year ended December 31, 1996. with the Company's Annual Report on Form

**   Confidential treatment has been granted for portions of these agreements.

+ Incorporated by reference to the exhibits filed Form S-1 (Registration Statement No. 33-55696).

++ Incorporated by reference to the exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1994 .

+++ Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A as filed with the Commission on November 29, 1996.

B.   Reports on Form 8-K:
     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

              REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Catalytica, Inc.

        We have audited the accompanying consolidated balance sheets of Catalytica, Inc. as of December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalytica, Inc. at December 31, 1996 and December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP



San Jose, California
January 28, 1997

                               CATALYTICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               1996            1995              1994
                                                             --------        --------          --------
Revenues:
     Product sales                                          $ 9,813            $ 8,858           $ 5,800
     Research and development contracts                       6,501              4,766             6,395
                                                            -------            -------           -------
          Total revenues                                     16,314             13,624            12,195


Costs and expenses:
     Cost of product sales                                    9,073              8,339             5,512
     Research and development                                 9,707              9,818            13,012
     General and administrative                               4,452              4,492             3,091
     Restructuring cost                                         ---                ---               499
                                                            -------            -------           -------
        Total costs and expenses                             23,232             22,649            22,114
                                                            -------            -------           -------

Operating loss                                               (6,918)            (9,025)           (9,919)

Gain on sale of assets                                          900                ---               ---
Interest income                                               1,179                616               860
Interest expense                                               (353)              (278)              (86)
                                                            -------            -------           -------
Net loss                                                    $(5,192)          $ (8,687)          $(9,145)
                                                            =======            =======           =======
Net loss per share                                           $(0.27)            $(0.55)           $(0.61)
                                                            =======            =======           =======
Number of shares used in computing net loss per share        19,283             15,785            15,070
                                                            =======            =======           =======

       The accompanying notes are an integral part of these statements.

                               CATALYTICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              DECEMBER 31,
                                                                                              ------------
ASSETS                                                                                       1996        1995
                                                                                           --------    --------
Current assets:
  Cash and cash equivalents                                                                $ 15,540   $  5,021
  Short-term investments                                                                      8,281     15,881
  Accounts receivable, net of allowance for doubtful accounts of $100                         3,944      3,557
  Accounts receivable from joint venture                                                        865        ---
  Notes receivable from employees                                                               328         72
  Inventory:
    Raw materials                                                                             1,689        498
    Work in process                                                                             249        178
    Finished goods                                                                            1,479        178
                                                                                            -------    -------
                                                                                              3,417        854

  Prepaid expenses and other current assets                                                     681        371
                                                                                            -------    -------
    Total current assets                                                                     33,056     25,756

 Property and equipment
  Equipment                                                                                   9,260      7,950
  Leasehold improvements                                                                      8,173      6,059
                                                                                            -------    -------
                                                                                             17,433     14,009
  Less accumulated depreciation and amortization                                             (9,536)    (8,626)
                                                                                            -------    -------
                                                                                              7,897      5,383
 Notes receivable from employees                                                                 50        100
                                                                                            -------    -------
                                                                                            $41,003    $31,239
                                                                                            =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                         $  2,055   $  1,339
  Accrued payroll and related expenses                                                        1,372      1,392
  Deferred revenue                                                                            1,643        167
  Other accrued liabilities                                                                     949        590
  Borrowings under line of credit                                                             2,300      1,995
  Current portion of long-term debt
   ($213 payable to related party in 1995 and 1996)                                             833      2,171
                                                                                            -------    -------
     Total current liabilities                                                                9,152      7,654

Long-term debt ($213 payable to related party in 1995)                                        1,524      1,556

Non-current deferred revenue                                                                  5,064        ---
Minority interest                                                                             8,000        ---

Stockholders' equity:
  Preferred Stock, $.001 par value;  5,000,000 shares
    authorized, none issued and outstanding                                                     ---        ---
  Common Stock, $.001 par value; 40,000,000 shares
   authorized, 19,397,074 shares issued and outstanding
   in 1996; (19,190,222 shares in 1995)                                                          19         19
  Additional paid-in capital                                                                 65,482     65,101
  Deferred compensation                                                                         (41)       (86)
  Accumulated deficit                                                                       (48,197)   (43,005)
                                                                                            -------    -------

     Total stockholders' equity                                                              17,263     22,029
                                                                                            -------    -------

                                                                                            $41,003    $31,239
                                                                                            =======    =======



       The accompanying notes are an integral part of these statements.

                               CATALYTICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                 1996            1995          1994
                                                                               --------        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (5,192)      $ (8,687)       $ (9,145)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activity:
   Depreciation and amortization                                                   944          1,547           1,474
   Restructuring charges and other                                                 ---            ---             252
   Changes in:
     Accounts receivable                                                           (387)       (2,058)            875
     Accounts receivable from related party                                        (865)          ---             ---
     Inventory                                                                   (2,563)         (275)            (42)
     Prepaid expenses, and other current assets                                    (310)          387             (17)
     Accounts payable                                                               716           211             190
     Accrued payroll and related expenses                                           (20)          (24)            188
     Deferred revenue                                                             6,540           ---          (1,997)
     Royalties payable to related party                                             ---          (622)            271
     Other accrued liabilities                                                      359          (407)           (332)
                                                                                -------        ------          ------
        NET CASH USED IN OPERATING ACTIVITIES                                      (778)       (9,928)         (8,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                                      (22,748)      (19,817)        (14,295)
  Maturities of investments                                                      30,500        14,000          23,424
  Acquisition of property and equipment                                          (3,565)       (1,645)         (3,169)
                                                                                -------        ------          ------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:                      4,187        (7,462)          5,960

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net receipts on (issuance of) notes receivable from employees                    (206)          115             (36)
  Additions to debt obligations                                                   4,213         4,384           1,126
  Payments on debt obligations                                                   (5,278)         (618)           (200)
  Minority investment                                                             8,000           ---             ---
  Sale of common stock                                                              381        14,892             290
                                                                                -------        ------          ------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       7,110        18.773           1,180
                                                                                -------        ------          ------
Net increase (decrease) in cash and cash equivalents                             10,519         1,383          (1,143)
Cash and cash equivalents at beginning of year                                    5,021         3,638           4,781
                                                                                -------        ------          ------
Cash and cash equivalents at end of year                                       $ 15,540      $  5,021         $ 3,638
                                                                                =======        ======          ======




       The accompanying notes are an integral part of these statements.

                               CATALYTICA, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               Common Stock
                                               ------------
                                                                       Additional                                          Total
                                                                         Paid-In        Deferred        Accumulated    Stockholders'
                                            Shares         Amount        Capital       Compensation       Deficit          Equity
                                            ------         ------        -------       ------------       -------          ------
Balance at December 31, 1993               14,844,423          15         49,771              (175)       (25,173)          24,438
Sale of common stock                          225,854          --            290                --             --              290
Expense recorded from acceleration of
 stock options                                     --          --            152                --             --              152
Amortization of deferred compensation              --          --             --                44             --               44
Net loss                                           --          --             --                --         (9,145)          (9,145)
                                           ----------        ----        -------       -----------       --------          -------
Balance at December 31, 1994               15,070,277          15         50,213              (131)       (34,318)          15,779
Sale of common  stock                         119,945          --            218                --             --              218
Public offering dated November 3,
1995, net of offering costs                 4,000,000           4         14,667                --             --           14,671
Exercise of warrants                               --          --              3                --             --                3
Amortization of deferred compensation              --          --             --                45             --               45
Net loss                                           --          --             --                --         (8,687)          (8,687)
                                           ----------        ----        -------       -----------       --------          -------
Balance at December 31, 1995               19,190,222        $ 19        $65,101             $ (86)      $(43,005)         $22,029
Sale of common stock                          206,852          --            358                --             --              358
Expense recorded from acceleration of
  stock options                                    --          --             23                --             --               23
Amortization of deferred compensation              --          --             --                45             --               45
Net loss                                           --          --             --                --         (5,192)          (5,192)
                                           ----------        ----        -------       -----------       --------          -------
 Balance at December 31, 1996              19,397,074        $ 19        $65,482             $ (41)      $(48,197)         $17,263
                                           ==========        ====        =======       ===========       ========          =======

       The accompanying notes are an integral part of these statements.

                               CATALYTICA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BUSINESS

     DESCRIPTION OF BUSINESS Catalytica, Inc. (the "Company"), was incorporated in California in 1974 and is engaged in developing new manufacturing technologies that intend to offer economic and environmental benefits. The Company is applying its expertise in catalysis to create more efficient production processes and to prevent pollution. In 1992, the stockholders approved the reincorporation of the Company into Delaware. The Company has formed various wholly-owned operating subsidiaries aligned with its various technologies. These subsidiaries include Catalytica Fine Chemicals, Inc., Catalytica Combustion Systems, Inc., and Catalytica Advanced Technologies, Inc.

     BASIS OF PRESENTATION The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts from 1995 have been reclassified to reflect 1996 presentation.

     PUBLIC OFFERING In November, 1995, the Company sold 4,000,000 shares of Common Stock at $4.00 per share in an offering filed on Form S-1, resulting in net proceeds of approximately $14.7 million. In connection with the offering, the Company issued a warrant to purchase 320,000 shares of common stock at a price per share equal to 120% of the $4.00 per share offering price (See Note
11).

     FINANCIAL INSTRUMENTS On November 15, 1995, the FASB staff issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions in that special report, the Company chose to reclassify certain securities from held-to-maturity to available-for-sale. At December 31, 1995, the carrying value of those securities, which were corporate debt securities and carried in short-term investments was $982,000, which approximated fair value.

          For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; investments with maturities of three months or less at the date of purchase which are held-to-maturity (none at December 31, 1996) and investments with maturities greater than three months which are available-for-sale ($8,281,000 at December 31, 1996) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at December 31, 1996). All investments at December 31, 1996, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

As of December 31, 1996, the average portfolio duration is approximately 2.7 months.

     CONCENTRATIONS OF CREDIT RISK Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term and long-term investments and trade receivables. The Company uses local banks and various investment firms to invest its excess cash, principally in commercial paper and money market funds from a diversified portfolio of investments with strong credit ratings. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. There have been no provisions for doubtful accounts in any of the periods presented in the accompanying consolidated statements of operations.

     REVENUES Revenues consist of both product sales and research revenues. Approximately 98% of revenues related to product sales primarily represent the sale of fine chemicals. Product revenues are recognized upon shipment. Through December 31, 1996 and 1995, approximately 18% and 49% respectively of the Company's fine chemicals product revenues have been derived from sales to Novartis under a five-year contract pursuant to which Novartis committed to buy certain minimum volumes for the first four years and eight months. The Company has no contractual volume commitment from Novartis beyond May 31, 1998. There can be no assurance that the Novartis contract will be renewed or replaced with new business. The Novartis agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of notice.

     Approximately 40% of the Company's revenues were derived from research and development contracts. Most of the company's research and development contracts are subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. The Company experienced a decline in research and development revenues during 1995 and 1994, as certain research projects were terminated and the Company began to shift its focus to the sale of products. There can be no assurance that the Company will continue to receive research and development funding, and the Company expects that it will rely increasingly on product sales for its revenues.

     Research revenues are earned as contractual services are performed in connection with collaborative arrangements and are recognized in accordance with contract terms, principally based on reimbursement of total costs and expenses incurred. In return for funding development, collaborative partners receive certain rights in the commercialization of the resulting technology. Costs of $6,235,000, $4,409,000, and $5,281,000 related to research revenues were included in total costs and expenses for each of the three years ended December 31, 1996, 1995, and 1994, respectively. Unbilled revenues related to work performed under collaborative arrangements were approximately $385,000 at December 31, 1996 ($194,000 and $105,000 at December 31, 1995, and 1994,
respectively) and are included in accounts receivable on the accompanying balance sheet. Most amounts unbilled at December 31, 1996, were billed in January, 1997.

     MAJOR CUSTOMER INFORMATION Revenues from major collaborative partners representing more than 10% of revenues in any of the past three years are as follows:

                                                    Year ended December 31,
                                                   ------------------------
         Customer                                     1996    1995    1994
         --------                                     ----    ----    ----

Upjohn......................................           17%      0%      0%
Merck.......................................           13%     13%      0%
Novartis....................................           11%     31%     38%
Pfizer......................................           11%      4%      2%
Mitsubishi Oil Company, Ltd.................            9%     10%      6%
Conoco Inc./Neste Oy........................            0%      0%     23%


   In 1991, the Company entered into an agreement with Conoco Inc. and Neste Oy
to jointly develop the Company's gasoline alkylation technology.    Under the
agreement, Conoco and Neste are entitled to reimbursement of approximately $5.8 million (at December 31, 1996) plus interest from the first 10% of the annual pre-tax income, if any, realized from commercializing the technology.

    RESEARCH AND DEVELOPMENT All costs for research and development activities are expensed in the year incurred. Such costs include proprietary research and development expenses associated with revenues from research and development agreements. Approximately 42% of the company's 1996 research and development expenses was spent to develop the company's advanced combustion systems technology, approximately 24% was spent on fine chemicals technology, and approximately 34% was spent on other technologies, substantially all of which was performed at the specific request of, and funded by, third parties.

    INVENTORIES Inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line basis over the lesser of the useful lives of the respective assets or the lease term, if applicable (generally 3-15 years). At December 31, 1996 the gross value of all capital leases was $298,000, with accumulated depreciation of $43,000.

          STOCK-BASED COMPENSATION In 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation to employees. The Company has elected to account for stock-based compensation to employees in accordance with Opinion 25, providing only pro forma disclosures required by Statement 123.

    NET LOSS PER SHARE Except as noted below, net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented prior to the initial public offering (using the treasury stock method).

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS   In March, 1995, the FASB
issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted Statement No. 121 in the first quarter of 1996 and the impact of adoption was not material. As of December 31, 1996, the Company has no long-lived assets in operations that require impairment losses to be recorded as required by SFAS No. 121.

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

NOTE 2.  MINORITY INTEREST IN CATALYTICA FINE CHEMICALS, INC.

    On May 8, 1996, Pfizer Inc. ("Pfizer") entered into a Collaborative Research and License Agreement and a Stock Purchase Agreement with Catalytica Fine Chemicals, Inc. ("CFC"), a subsidiary of Catalytica, Inc., that included the purchase of 150,000 shares of Series B Preferred stock by Pfizer. The holders of the Series B Preferred stock shall be entitled to receive non-cumulative dividends at a rate of $6.00 per share, per annum, when and if declared by the Board of Directors. In consideration of the $15 million paid, CFC is obligated to perform specified agreed upon research for a five year period. Accordingly, Catalytica recognized Pfizer's minority interest in CFC at $8 million and recorded deferred revenue of $7 million to be recognized as research is performed. As $536,000 of research was performed and recognized as revenue as of December 31, 1996, the deferred revenue balance pertaining to Pfizer is $6.5 million at December 31, 1996.

    In conjunction with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Pfizer the right to exchange the Series B preferred stock of the Company for Catalytica, Inc. (Catalytica) common stock. After the three year anniversary of the agreement, Pfizer shall have the right to require the Company to exchange all of the outstanding shares of Series B preferred stock for that number of shares of common stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the preferred stock and the market value of Catalytica's common stock at the time of conversion. In the event of insolvency of the Company, Pfizer may convert $4,200,000 of Series B preferred shares into 700,000 shares of Catalytica's common stock.

NOTE 3.  BUSINESS COMBINATIONS AND DISPOSALS

    FORMATION OF JOINT VENTURE (GENXON) On October 15, 1996, Catalytica's wholly owned subsidiary, Catalytica Combustion Systems Inc. (CCSI), and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM)

Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets.

    The initial capital commitment of the GENXON joint venture partners is $10 million: $2 million from CCSI, and $8 million from Woodward, payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. CCSI will account for its share of the joint venture gain or loss upon the first cash infusion totaling $1.0 million which occurred on January 3, 1997 upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward Governor.

    Research revenue in the amount of $.5 million was recorded from GENXON in conjunction with the achievement of a milestone in December 1996. This reimbursement was for costs incurred by the Company in the development of the proprietary technology prior to the formation of the joint venture. Subsequent to the formation of the joint venture, the Company received reimbursements for cost incurred by the Company on behalf of GENXON totaling $1,996,000. Accordingly, these costs have not been included in the consolidated entity.
As of December 31, 1996, accounts receivable of $865,000 were outstanding from GENXON. This receivable was paid in full in January 1997.

    ADVANCED SENSOR DEVICES On June 28, 1996, Catalyica completed the sale of substantially all the business of its wholly owned subsidiary, Advanced Sensor Devices, Inc. (ASD), to Monitor Labs, Inc. ASD produced continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, an additional $0.5 million paid upon certification for the CEM product which occurred in December 1996, and a royalty stream based on future revenues. For the year ended December 31, 1996, Catalytica realized a $0.9 million gain on the sale of ASD's assets.

NOTE 4.  PURCHASE OF FINE CHEMICALS MANUFACTURING FACILITY

    On October 15, 1993, the Company signed an agreement with Novartis to acquire a fine chemicals manufacturing facility including its existing buildings and equipment located in East Palo Alto, California ("Site"). The facility, located on five acres, is a multipurpose fine chemicals manufacturing plant with several general purpose reactors totaling approximately 10,000 gallons in capacity. Concurrent with the agreement to acquire the building and equipment, the Company entered into a ground lease agreement with Rhone Poulenc Inc. to lease the surface of the Site. The ground lease commenced on November 30, 1993 for an initial term of 15 years (see Note 10). The Company spent $1.0 million and $1.6 million on leasehold improvements in 1996 and 1995, respectively at this Site.

    Because of significant soil and groundwater contamination caused by past activities on the Site, Rhone Poulenc Inc. is remediating the soil and groundwater of the Site pursuant to an order from the Bay Area Regional Water Quality Control Board ("RWQCB"). Pursuant to the ground lease with Rhone Poulenc Inc., the Company has received an indemnity for the contamination which is the subject of the RWQCB's order.

    In addition to the facility purchase agreement, the Company signed a separate agreement with Novartis to be the sole supplier of a fine chemicals intermediate that is used in a proprietary product marketed by Novartis. The supply agreement expires on May 31, 1998, but may be extended beyond the initial term by mutual agreement of both parties. As security for the Company's performance of all obligations under this agreement, Novartis holds a first lien security interest in the equipment used to manufacture this proprietary product. Should the Company fail to fully perform, this lien will provide Novartis the right to recover the equipment during the life of the supply agreement. Once the agreement expires, Novartis has no further rights to the equipment.

    ENVIRONMENTAL REGULATIONS The rate at which the Company's catalytic combustion systems are adopted by industrial companies will be heavily influenced by the enactment and enforcement of environmental regulations at the federal, state, and local levels. Federal law requires state and local authorities to determine specific strategies for reducing emissions or specific pollutants. Among other strategies, state and local authorities in all areas which do not meet ambient air quality standards must adopt performance standards for all major new and modified sources of air pollution. The more polluted the air in a particular region has become, the more stringent such controls must be. The Company's revenues will depend, in part, on the standards, permit requirements, and programs these state and local authorities promulgate for reducing emissions (including emissions of NOx) addressed by the Company's combustion systems. Demand for the Company's systems and processes will be affected by how quickly the standards are implemented and the level of reductions required. There can be no assurance that these regulations will ever be adopted.

    Many of the fine chemicals products the Company manufactures, or will manufacture in the future, and the final drug products in which they are used, are subject to regulation for safety and efficacy by the FDA and foreign regulatory authorities before such products can be commercially marketed. The process of obtaining regulatory clearances for marketing is uncertain, costly, and time-consuming. The Company cannot predict how long the necessary regulatory approvals will take, or if its customers will ever obtain such approval for their products. To the extent the Company's customers do not obtain the necessary regulatory approvals for marketing new products, the Company's fine chemicals product sales will be adversely affected.

NOTE 5.  RELATED PARTY TRANSACTIONS

    PFIZER INC. On May 8, 1996, Catalytica Fine Chemicals, Inc. ("CFC") entered into a collaborative research and license agreement and a stock purchase agreement with Pfizer Inc. ("Pfizer"). In consideration for the $15 million paid, Pfizer received 150,000 shares of Catalytica Fine Chemicals Series B Preferred stock and a five-year R&D commitment by Catalytica Fine Chemicals to develop new processes and technology for the manufacture of Pfizer products.
The holders of the Series B Preferred stock shall be entitled to receive non-cumulative dividends at a rate of $6.00 per share, per annum, when and if declared by the Board of Directors. Catalytica recognized Pfizer's minority interest in CFC at $8 million and recorded deferred revenue of $7 million to be recognized as research is performed. As $536,000 of research was performed and recognized as revenue as of December 31, 1996, the deferred revenue balance pertaining to Pfizer is $6.5 million at December 31, 1996. Prior to this investment, Catalytica Fine Chemicals was a wholly-owned subsidiary of Catalytica, Inc. (See Note 2).

    KOCH INDUSTRIES, INC. In connection with certain agreements between the company and Koch Industries entered into in 1991 and 1992, the Company is required to reimburse Koch up to 15% of the future pre-tax income realized by Catalytica, if any, associated with commercialization or licensing of several technologies developed under research agreements with Koch. On December 22, 1995, rights to the Naphthalene Alkylation technology were sold to Koch in return for $50,000 and future royalty payments should Koch commercialize the technology. At December 31, 1996 and 1995, the amounts which could be required to be paid out of pretax profits realized from activities related to these technologies and which accrue interest from December 1991 total $15,258,000 and $14,092,000 respectively. The Company is not currently developing or marketing any of these technologies.

    Subject to the terms of this agreement, the Company owes Koch $213,000 in royalties payable as of December 31, 1996, for license fees realized on the gasoline alkylation project related to funding received from Conoco and Neste (See Note 1). This obligation, which originally totaled $640,000 at December 31, 1994, was converted to a promissory note payable in quarterly installments amortized over three years with interest accruing at the prime rate compounded annually (See Note 7).

    GENXON(TM) POWER SYSTEMS, LLC As discussed in Note 3, on October 15, 1996, Catalytica's wholly owned subsidiary, Catalytica Combustion Systems Inc. (CCSI) and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM) Power Systems, LLC, will develop and sell XONON combustion systems to be retrofitted on existing turbines in the power generation and mechanical drive markets.

    Research revenue in the amount of $.5 million was recorded from GENXON in conjunction with the achievement of a milestone in December 1996. This amount was a reimbursement for costs incurred by the Company in the development of the
proprietary technology prior to the formation of the joint venture.    As of
December 31, 1996, accounts receivable of $865,000 were outstanding from GENXON. This receivable was paid in full in January 1997. Subsequent to the formation of the joint venture, the Company received reimbursements for cost incurred by the Company on behalf of GENXON totaling $1,996,000. Accordingly, these costs have not been included in the consolidated entity.

NOTE 6.  PENSION AND PROFIT SHARING PLANS

    The Company has a defined contribution pension plan and a nonqualified pension plan for employees meeting certain requirements, based on a defined percentage of the employees' compensation. Pension expense amounted to approximately $324,000, $297,000, and $270,000, for each of the three years ended December 31, 1996, 1995, and 1994, respectively.

NOTE 7.  DEBT

    During fiscal 1991, the Company borrowed $830,000 from a collaborative partner to partially fund improvements to its facilities. Per the note agreement, the Company made annual interest payments based on the outstanding loan balance from 1992 through 1994. Commencing in

December, 1995, the Company made the first of four annual principal payments, which extend through 1998. This loan, which bears interest at 7% per year, is unsecured. The balance of the loan was $415,000 at December 31, 1996.

    In November 1995, the Company's Fine Chemicals subsidiary obtained a line of credit which was guaranteed by Catalytica, Inc. The working capital line of credit agreement limited the Company's borrowings to the lesser of $2,000,000 or the eligible portion of the Company's accounts receivable and contract rights. The line of credit was paid off in full June 30, 1996. For the six months this loan was outstanding in 1996, the average interest rate and the average amount outstanding were 9.79% and $875,000 respectively.

    The Company's Fine Chemicals subsidiary renewed and increased its working capital line of credit in September 1996. Under the current agreement, the Company's total borrowings are limited to the lesser of $3,500,000, or $500,000 plus 80% of the Company's eligible accounts receivable (which were $2,499,000 at December 31, 1996). The agreement is secured by Fine Chemicals' current and future assets. Borrowings under this arrangement bear interest at the prime rate plus 1 1/2%. As of December 31, 1996, the outstanding balance on this loan was $2,300,000, with an interest rate of 9.75%. This line of credit agreement expires in September, 1997.

    The Fine Chemicals subsidiary had another credit agreement representing a promissory note of $1,500,000 for the purpose of refinancing the subsidiary's outstanding subordinated debt to Catalytica, Inc. The note was paid in full June 30, 1996. For the six months this loan was outstanding in 1996, the average interest rate and the average amount outstanding were 10.29% and $1,500,000 respectively.

         The Fine Chemicals subsidiary also has two term loans from the same lender, both of which are restricted to purchases of equipment. Under the first loan, the Company had an outstanding balance of $930,000 at December 31, 1996, and $1,167,000 at December 31, 1995. Borrowings under this credit agreement have converted to five-year term loans maturing through June 30, 2000, are secured by the Company's current and future assets, and bear interest ranging from 9.71% to 11.82%. The average interest rate and the average amount outstanding on this loan during 1996 were 11.52% and $1,061,000 respectively.

    The second credit agreement, funded October 1996, authorizes borrowings up to $500,000. Once the draw down period expires in June 1997, it will convert to a fully amortized, five year term loan. This agreement originally carried a variable interest rate of the prime rate plus 1 3/4%. In December 1996, this loan was converted to a fixed rate of 9.95%. For the three months this loan was outstanding in 1996, the average interest rate was 10.00%. As of December 31, 1996, total outstanding borrowings on this credit agreement were $500,000.

    The three credit facilities discussed above contain various covenants. At
June 30, 1995,  the Company was in violation of one of these covenants.   The
loan includes a covenant that requires the Bay View Facility to achieve certain minimum profitability requirements. During the quarter ended June 30, 1995, the requirement was for break-even operations. The actual loss for the quarter amounted to $72,000. The bank agreed to waive the covenant for the quarter ended June 30, 1995. On September 28, 1995, and on November 30, 1995, the bank agreed to redefine certain financial covenants. As a result of these amendments to the original line of credit agreement, the Company was in compliance with the covenants contained in its line of credit agreement, and believes that it will remain in compliance throughout the remaining term of the agreement. Accordingly, amounts payable under the credit facilities due more than one year from the balance sheet date continue to be classified as long-term. The Company has not been in violation of any bank covenants subsequent to the initial violation in 1995.

    When the working capital line of credit was renewed on September 24, 1996, the original note, which included the two term loans, was amended to release any and all guarantees by Catalytica. The notes and line of credit are now solely the responsibility of Fine Chemicals, which is required to maintain a tangible net worth plus subordinated debt of at least $6.0 million.

    As discussed in Note 5, the Company owed Koch $213,000 in royalties payable as of December 31, 1996, for license fees. The average interest rate and the average amount outstanding on this loan during 1996 were 8.27% and $347,000 respectively. This note is also unsecured.

    In 1996, the Company entered into a capital lease to purchase two compressors for its Combustion Systems subsidiary. The minimum principal payments due on the lease, which has a three-year term, are approximately $254,000 at December 31, 1996.

    In 1995 and 1996, the Company entered into two capital leases to purchase
office trailers for use at its Bay View facility.   The minimum principal
payments on the leases, which both have three-year terms, amount to approximately $14,000 at December 31, 1996.

    In 1996, the Company entered into a capital lease to purchase a telephone system for its Bay View facility. The minimum principal payments on the lease, which has a five-year term, are $29,000 at December 31, 1996.

    Fair value of debt is based on pricing models or securities with similar terms, and approximates carrying value.

At December 31, 1996, future minimum principal payments on debt were as follows:


                        1997...................   $ 3,133,000

                        1998...................       696,000

                        1999...................       499,000

                        2000...................       140,000

                        2001...................       122,000
                                                   ----------
                                                  $ 4,590,000
                                                   ===========

    Cash paid for interest for each of the three years ended December 31, 1996, 1995 and 1994, amounted to approximately $354,000, $278,000, and $86,000, respectively.

NOTE 8.  RESTRUCTURING OF OPERATIONS

    During the third quarter of fiscal 1994, the Company incurred a restructuring charge of $499,000 related to streamlining certain operations to reduce expenses and to focus on the commercialization of the Company's technologies. The charge primarily related to severance costs associated with reducing the Company's workforce by 18%, or 20 people. All such severance obligations have been paid.

NOTE 9.  INCOME TAXES

A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows (in thousands):

                                                                                                  1996       1995        1994
                                                                                                --------   ---------   ---------
        Tax at federal statutory rate.................................................          $(1,765)   $ (2,954)   $ (3,109)
        Losses not currently benefited................................................            1,765       2,954       3,109
                                                                                                -------    --------    --------
        Provision for income taxes....................................................          $  ----    $   ----    $   ----


       The components of deferred income taxes consist of the following at December 31 (in thousands):


                                                                                                             1996        1995
                                                                                                           --------    --------
        Deferred tax assets:
          Capitalized R&D costs.....................................................................       $  1,022    $    923
          Net operating loss carryforwards..........................................................         14,561      12,982
          Credit carryforwards......................................................................            184         184
          Other, net................................................................................          1,384       2,722
                                                                                                           --------    --------
        Total deferred tax assets...................................................................       $ 17,151    $ 16,811
        Valuation allowance.........................................................................        (17,151)    (16,811)
                                                                                                           --------    --------
        Net deferred tax assets.....................................................................       $   ----    $   ----

                                                                                                           ========    ========

     The realization and amount of any tax benefit from the deferred tax asset of $17,151,000 is dependent upon the generation of future taxable income and the tax rate in effect in such years. Accordingly, due to the uncertainty of realizing future taxable earnings, a valuation allowance has been established for the deferred tax asset. The valuation allowance increased by $340,000 and $4,283,000 during 1996 and 1995 respectively.

     At December 31, 1996, for federal income tax purposes, the Company has net operating loss carryforwards of approximately $42,600,000 which expire in the years 1998 through 2011. The net operating loss carryforwards differ from the accumulated deficit as a result of temporary differences in the recognition of certain revenue and expense items for financial and federal tax reporting purposes, primarily consisting of expenses not currently deductible for tax reporting purposes.

     The Company also has approximately $184,000 of investment and research and development credit carryforwards that will expire in years 1997 through 2000. Investment tax credits will be accounted for under the flow-through method when utilized.

     The Company also has net operating loss carryforwards for California income tax purposes of approximately $1,100,000 that will expire in years 1997 through 2000. The net operating loss carryforwards differ from the accumulated deficit as a result of the 50% limitation for net operating loss carryforwards, the expiration of previous years' state net operating losses, capitalized research and development costs, and as a result of temporary differences in the recognition of certain revenue and expense items for financial and state tax reporting purposes.

     An initial public offering of the Company's Common Stock was completed by the Company during fiscal 1993. The utilization of federal net operating loss and the deduction equivalent of federal tax credit carryforwards incurred prior to the offering of approximately $14,163,000 will be subject to an annual limitation of approximately $4,150,000 per year. Future changes in ownership may result in additional limitations.

NOTE 10.  COMMITMENTS

     Catalytica leases its research and office facilities in Mountain View under an operating lease agreement that expires on December 31, 1998, after which the Company has the option for a five-year extension. The fine chemicals manufacturing facility in East Palo Alto is owned by the Company; however, the land at the facility is leased under a ground lease agreement commencing November 30, 1993 (see Note 4). The lease expires on November 30, 2008, after which the Company has two five-year options to extend the lease term, and one four-year option to extend the lease term after expiration of the first two option periods.

     Annual minimum rental payments which principally relate to the research and office facilities through 1998 are $707,000 per year. Rent expense was $732,000, $707,000, and $713,000 for each of the three years ended December 31, 1996, 1995, and 1994, respectively.

     The aggregate minimum annual commitments under all operating leases as of December 31, 1996, are as follows:

                FISCAL YEAR
                1997....................    707,000
                1998....................    707,000
                1999....................     38,000
                2000....................     38,000
                2001....................     38,000
                and thereafter..........    266,000
                                         ----------
                                         $1,794,000
                                         ==========

NOTE 11.  STOCKHOLDERS' EQUITY

    STOCKHOLDERS RIGHTS PLAN

          On October 28, 1996 the Board of Directors adopted a Stockholders Rights Plan providing a dividend of rights (which cannot be exercised until certain events occur) to purchase shares of preferred stock of the Company. Each shareholder of record receives one right for each share of common stock then owned. This plan was adopted to ensure that all stockholders of the Company receive fair value for their common stock in the event of any proposed takeover of the Company and to guard against coercive tactics to gain control of the Company without offering fair value to the Company's stockholders.

    PREFERRED STOCK

    The Company has 5,000,000 shares of Preferred Stock authorized, all of which are unissued and undesignated. The Board of Directors of the Company has the authority, without further vote or action by the stockholders, to issue these undesignated shares of Preferred Stock in one or more series and to fix the rights, qualifications, preferences, privileges, limitations, and restrictions of each such series, including dividend rights, terms or redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or the designation of such series.

    STOCK OPTION AND STOCK PURCHASE PLANS

    The Company has elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by FAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock awards and those of its subsidiaries granted subsequent to December 31, 1994, under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                                                                                     WEIGHTED
                                              RISK FREE                                              AVERAGE      COMPENSATION
                                             INTEREST RATE                                        EXPECTED LIFE     EXPENSE
                                         ---------------------    DIVIDEND      VOLATILITY       ----------------------------------
                                           1996        1995        YIELD          FACTOR           1996    1995   1996    1995
                                           ----        ----        -----          ------           ----    ----   ----    ----
Catalytica, Inc. Stock Option Plans         6.42       6.03          0.0           .8852            3.5    3.0   $ 470   $ 295
Catalytica Employee Stock Purchase Plan     6.03       6.03          0.0           .8852            1.7    1.4      74     180
Catalytica Advanced Technologies, Inc.      6.67       6.47          0.0           .8852            7.0    8.0      25      22
Catalytica Combustion Systems, Inc.         6.57       6.26          0.0           .8852            5.0    6.0      66      49
Catalytica Fine Chemicals, Inc.             6.39       6.11          0.0           .8852            3.5    4.1      44      36
                                                                                                                   ------------
Total                                                                                                            $ 679   $ 582


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of

FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:
                                                            1996         1995
                                                            ----         ----
                                          (in thousands, except per share data)
Actual net loss........................................    $(5,192)    $(8,687)
Compensation expense...................................    $  (679)    $  (582)
Pro forma net loss.....................................    $(5,871)    $(9,269)
Pro forma loss per share...............................    $ (0.30)    $ (0.59)

     Since compensation expense is recognized over the vesting period of the related options, which are generally five years, and because pro forma disclosure is only required commencing with 1995, the initial impact on pro forma income may not be representative of compensation expense in future years.

CATALYTICA INC.

     1995 CATALYTICA DIRECTOR STOCK OPTION PLAN   In 1995, the Company adopted
the 1995 Director Option Plan under which 100,000 shares were reserved for future issuance. Under the 1995 Director Option Plan, the Board of Directors is authorized to grant nonqualified stock options to Outside Directors to provide incentive to continue service on the Board. The nonqualified stock options may be granted at a price of not less than 100% of the fair market value of Common Stock on the date of grant. Options generally become exercisable ratably over three years from the date of grant and expire no later than ten years from the date of grant.

     1992 CATALYTICA STOCK OPTION PLAN In 1992, the Company adopted the 1992 Stock Option Plan under which 1,950,000 shares have been reserved for future issuance. Under the 1992 Stock Option Plan, the Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. Incentive stock options may be granted at an exercise price of not less than 100% of the fair market value of Common Stock on the date of grant while nonqualified stock options may be granted at a price not less than 50% of the value of the Common Stock. Options generally become exercisable ratably over five years from the date of grant and expire no later than ten years from the date of grant.

     CATALYTICA NON-QUALIFIED STOCK OPTION PLAN Since 1985, the Company has granted to certain directors, officers, and consultants 438,800 nonqualified stock options at an average price of $0.51 per share. As of December 31, 1996, 8,000 shares had been exercised, and 428,400 were exercisable. Of the amounts disclosed, 400,000 options were granted in 1985 to an officer of the Company who is now a director. All options were granted at the fair market value at the date of grant.

     1983 CATALYTICA INCENTIVE STOCK OPTION PLAN The Company established an incentive stock option plan in 1983 pursuant to which 1,240,000 shares were reserved for future issuance to employees. The plan provided for full-time employees to be granted options to purchase common shares at fair value, as determined by the Board of Directors. The 1983 Incentive Stock Option Plan expired, in accordance with its terms, on May 16, 1993. While all future awards will be made under the 1992 Stock Option Plan, awards made under the 1983 Incentive Stock Option Plan will continue to be administered in accordance with that plan. All shares reserved but unissued under that plan were canceled.

     1983 CATALYTICA RESTRICTED STOCK PURCHASE PLAN The Company has a 1983 restricted stock purchase plan pursuant to which 200,000 shares were reserved for future issuance to employees. Under the 1983 Employee Restricted Stock Purchase Plan, employees purchased 179,357 common shares at fair value, as determined by the Board of Directors. The 1983 Restricted Stock Purchase Plan expired, in accordance with its terms, on May 16, 1993. All shares reserved but unissued under that plan were canceled. No shares were subject to repurchase.

     In September, 1995, the Company implemented a stock exchange program whereby certain option holders could exchange higher priced options for a reduced number of new options at the current fair market value. Options canceled and regranted are reflected in the table below.

     The following table summarizes stock option plan activity for the 1995 Director Stock Option Plan, the 1992 Stock Option Plan, the 1985 Catalytica Non-Qualified Plan, the 1983 Incentive Stock Option Plan, and the 1983 Restricted Stock Purchase Plan:

                                                                                                Outstanding Options
                                                                    Shares      --------------------------------------------------
                                                                   Available           Number            Weighted        Aggregate
                                                                      for                of               Average         Exercise
                                                                     Grant             Shares          Exercise Price      Price
                                                                   ---------    -------------------    --------------   -----------
Balance at December 31, 1993....................................     587,680              1,259,650             $1.44   $ 1,814,610
    Granted.....................................................    (261,726)               261,726             $6.27     1,640,969
    Exercised...................................................         ---               (192,892)            $0.81      (155,790)

    Canceled....................................................      46,030                (46,030)            $3.87      (177,948)

    Expired.....................................................     (22,009)                   ---               ---           ---
                                                                 ------------------------------------------------------------------
Balance at December 31, 1994....................................     349,975              1,282,454             $2.43   $ 3,121,841
    Authorized..................................................     100,000                    ---               ---           ---
    Granted.....................................................    (534,659)               534,659             $3.38     1,807,002
    Exercised...................................................         ---                (49,575)            $0.76       (37,866)

    Canceled....................................................     265,473               (265,473)            $5.97    (1,585,034)

    Expired.....................................................      (3,765)                   ---               ---           ---
                                                                 ------------------------------------------------------------------

Balance at December 31, 1995                                         177,024              1,502,065             $2.20   $ 3,305,943
    Authorized..................................................   1,200,000                    ---               ---           ---
    Granted.....................................................    (308,700)               308,700             $3.89     1,201,756
    Exercised...................................................         ---               (124,095)            $1.56      (194,102)

    Canceled....................................................      37,017                (37,017)            $3.63      (134,310)

    Expired.....................................................      (4,200)                   ---               ---           ---
                                                                 ------------------------------------------------------------------

Balance at December 31, 1996                                       1,101,141              1,649,653             $2.53   $ 4,179,287

    The weighted average fair value of options granted during 1996 is $2.33

    A summary of the Company's stock option activity and related information for the year ended December 31, 1996 is as follows:

                                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       ------------------------------------------------------------    --------------------------
                                                 WEIGHTED                                NUMBER OF      WEIGHTED
RANGE OF                     NUMBER               AVERAGE          WEIGHTED            EXERCISABLE AS    AVERAGE
EXERCISE                   OUTSTANDING           REMAINING          AVERAGE           OF DECEMBER 31,   EXERCISE
PRICES                 DECEMBER 31, 1996     CONTRACTUAL LIFE   EXERCISE PRICE             1996           PRICE
--------------------   -------------------   ----------------   -------------------    ---------------   --------
$0.4500 - $0.6000                  486,700               7.02               $0.4684           486,700    $0.4684
$0.9000 - $0.9000                  124,969               4.18               $0.9000           124,969    $0.9000
$1.8000 - $1.8000                  122,890               5.31               $1.8000            96,160    $1.8000
$3.2500 - $3.8800                  734,181               8.93               $3.5080           138,721    $3.2621
$4.3800 - $5.3800                   51,000               8.51               $4.8853            21,700    $4.8542
$5.7500 - $6.5000                  129,913               6.81               $6.1038            65,866    $6.0312
                       -----------------------------------------------------------------------------------------
$0.4500 - $6.5000                1,649,653               7.55               $2.5334           934,115    $1.5722

     1992 CATALYTICA  EMPLOYEE STOCK PURCHASE PLAN

     In 1992, the Company adopted the 1992 Employee Stock Purchase Plan ("ESPP") under which 500,000 shares have been reserved for future issuance. Under the 1992 Employee Stock Purchase Plan, employees of the Company are given an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. Shares are purchased under the ESPP at 85% of the fair market value at certain specified dates. Of the 500,000 shares authorized to be issued under
this plan, 283,517 are available for issuance at December 31, 1996.   For the
year ended December 31, 1996, employees purchased 82,757 shares for $214,606. For the year ended December 31, 1995, employees purchased 70,370 shares for $181,000. For the year ended December 31, 1994, employees purchased 33,955 shares for $141,000. The weighted average fair value of those purchase rights granted in January 1996 and January 1995 were 1.86 and 1.65, respectively.

     CATALYTICA DEFERRED COMPENSATION

     The Company granted to an officer, certain employees, and consultants options to purchase 36,910 shares of Common Stock at an exercise price of $1.80 per share in 1992, for which the Company recorded deferred compensation amounting to approximately $234,000. The deferred compensation is being amortized into earnings ratably over the vesting period of the option, five years.

     WARRANTS

     The Company issued a warrant to purchase 320,000 shares of Common Stock at a price per share equal to $4.80 per share in connection with its financing in November, 1995. This warrant expires on November 3, 2000.

ADVANCED SENSOR DEVICES INC.

     1995 Advanced Sensor Devices Stock Option Plan In 1995, The Company adopted the 1995 Advanced Sensor Devices Stock Option Plan under which 400,000 shares were reserved for future issuance and 312,600 shares were granted in 1995. The company believes the stock underlying these options has no value as a result of the sale of Advanced Sensor Devices' assets. Therefore, these options have not been valued in accordance with the provisions of FASB 123. (See Note
3).

CATALYTICA ADVANCED TECHNOLOGIES, INC.

     1995 CATALYTICA ADVANCED TECHNOLOGIES STOCK OPTION PLAN In 1995, The Company adopted the 1995 Catalytica Advanced Technologies Stock Option Plan under which 900,000 shares have been reserved for future issuance. Under the 1995 Catalytica Advanced Technologies Stock Option Plan, the Catalytica Advanced Technologies Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary's stock, acquisition of more than 50% of the subsidiary's outstanding securities by a third party, or upon reaching the date January 1, 2004.

     The following table summarizes stock option plan activity for the 1995 Catalytica Advanced Technologies Stock Option Plan:

                                                                                                   OUTSTANDING OPTIONS
                                                                      SHARES     ---------------------------------------------------
                                                                     AVAILABLE          NUMBER             WEIGHTED      AGGREGATE
                                                                        FOR               OF                AVERAGE        EXERCISE
                                                                       GRANT            SHARES           EXERCISE PRICE     PRICE
                                                                     ---------    -------------------    --------------   ---------
Balance at December 31, 1994....................................         ---                    ---               ---         ---
  Authorized....................................................     800,000                    ---               ---         ---
  Granted.......................................................    (756,500)               756,500           $0.1000     $75,650
  Exercised.....................................................         ---                    ---               ---         ---
  Canceled......................................................         ---                    ---               ---         ---
  Expired.......................................................         ---                    ---               ---         ---
                                                                    -------------------------------------------------------------
Balance at December 31, 1995....................................      43,500                756,500           $0.1000     $75,650
  Authorized....................................................     100,000                    ---               ---         ---
  Granted.......................................................     (80,000)                80,000           $0.1000       8,000
  Exercised.....................................................         ---                    ---               ---         ---
  Canceled......................................................       8,000                 (8,000)          $0.1000        (800)
  Expired.......................................................         ---                    ---               ---         ---
                                                                    -------------------------------------------------------------
Balance at December 31, 1996                                          71,500                828,500           $0.1000     $82,850
                                                                    =============================================================

   The weighted average fair value of options granted during 1996 was $0.08.

    At December 31, 1996, options outstanding had a weighted average remaining contractual life of 8.74 years and options to purchase approximately 360,737 shares of Catalytica Advanced Technologies common stock were vested with a weighted average exercise price of $.10/share.

CATALYTICA COMBUSTION SYSTEMS, INC.

    1995 CATALYTICA COMBUSTION SYSTEMS STOCK OPTION PLAN In 1995, The Company adopted the 1995 Catalytica Combustion Systems Stock Option Plan under which 750,000 shares were reserved for future issuance. Under the 1995 Catalytica Combustion Systems Stock Option Plan, the Catalytica Combustion Systems Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary's stock, acquisition of more than 50% of the subsidiary's outstanding securities by a third party, or upon reaching the date January 1, 2004.


The following table summarizes stock option plan activity for the 1995 Catalytica Combustion Systems Stock Option Plan:

                                                                                                   OUTSTANDING OPTIONS
                                                                      SHARES     ---------------------------------------------------
                                                                     AVAILABLE          NUMBER             WEIGHTED      AGGREGATE
                                                                        FOR               OF                AVERAGE        EXERCISE
                                                                       GRANT            SHARES           EXERCISE PRICE     PRICE
                                                                     ---------    -------------------    --------------   ---------
Balance at December 31, 1994....................................         ---                    ---               ---         ---
  Authorized....................................................     750,000                    ---               ---         ---
  Granted.......................................................    (498,100)               498,100           $0.4000    $199,240
  Exercised.....................................................         ---                    ---               ---         ---
  Canceled......................................................         ---                    ---               ---         ---
  Expired.......................................................         ---                    ---               ---         ---
                                                                    -------------------------------------------------------------
Balance at December 31, 1995....................................     251,900                498,100           $0.4000    $199,240
  Granted.......................................................    (242,900)               242,900           $0.4000      97,160
  Exercised.....................................................         ---                    ---               ---         ---
  Canceled......................................................      72,292                (72,292)          $0.4000     (28,917)
  Expired.......................................................         ---                    ---               ---         ---
                                                                     -------------------------------------------------------------
Balance at December 31, 1996                                          81,292                688,707           $0.4000    $267,483
                                                                    =============================================================


    The weighted average fair value of options granted during 1996 was $0.29.

    At December 31, 1996, options outstanding has a weighted average remaining contractual life of 8.95 years and options to purchase approximately 234,028 shares of Catalytica Combustion Systems common stock were vested with a weighted average exercise price of $.40/share.

CATALYTICA FINE CHEMICALS, INC.

    1995 FINE CHEMICALS STOCK OPTION PLAN In 1995, The Company adopted the 1995 Fine Chemicals Stock Option Plan under which 478,000 shares have been reserved for future issuance. Under the 1995 Fine Chemicals Stock Option Plan, the Catalytica Fine Chemicals Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant.
Nonqualified stock options vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary's stock, acquisition of more than 50% of the subsidiary's outstanding securities by a third party, or upon reaching the date January 1, 2004.

    The following table summarizes stock option plan activity for the 1995 Fine Chemicals Stock Option Plan:


                                                                                                   OUTSTANDING OPTIONS
                                                                      SHARES     ---------------------------------------------------
                                                                     AVAILABLE          NUMBER             WEIGHTED      AGGREGATE
                                                                        FOR               OF                AVERAGE        EXERCISE
                                                                       GRANT            SHARES           EXERCISE PRICE     PRICE
                                                                     ---------    -------------------    --------------   ---------
Balance at December 31, 1994....................................         ---                    ---               ---         ---
  Authorized....................................................     378,000                    ---               ---         ---
  Granted.......................................................    (377,100)               377,100           $0.4000    $150,840
  Exercised.....................................................         ---                    ---               ---         ---
  Canceled......................................................         ---                    ---               ---         ---
  Expired.......................................................         ---                    ---               ---         ---
                                                                    -------------------------------------------------------------
Balance at December 31, 1995....................................         900                377,100           $0.4000    $150,840
  Authorized....................................................     100,000                    ---               ---         ---
  Granted.......................................................    (121,900)               121,900           $0.6631      80,830
  Exercised.....................................................         ---                    ---               ---         ---
  Canceled......................................................      23,000                (23,000)          $0.4000      (9,200)
  Expired.......................................................         ---                    ---               ---         ---
                                                                    -------------------------------------------------------------
Balance at December 31, 1996                                           2,000                476,000           $0.4674    $222,470
                                                                    =============================================================


    The weighted average fair value of options granted during 1996 was $0.40.

    At December 31, 1996, options to purchase approximately 181,996 shares of Catalytica Fine Chemicals common stock were vested with a weighted average exercise price of $.40/share.

    A summary of Catalytica Fine Chemicals' stock option activity and related information for the year ended December 31, 1996 is as follows:

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                       ------------------------------------------------------------    --------------------------
                                                 WEIGHTED                                NUMBER OF      WEIGHTED
RANGE OF                   NUMBER                AVERAGE            WEIGHTED            EXERCISABLE AS    AVERAGE
EXERCISE                  OUTSTANDING           REMAINING            AVERAGE            OF DECEMBER 31,  EXERCISE
PRICES                 DECEMBER 31, 1996     CONTRACTUAL LIFE     EXERCISE PRICE             1996         PRICE
--------------------   -------------------   ----------------   -------------------     --------------   --------
$0.4000 - $0.4000                  369,100               8.48               $0.4000           181,996    $0.4000

$0.7000 - $0.7000                  106,900               9.52               $0.7000                 0    $0.0000

$0.4000 - $0.7000                  476,000               8.71               $0.4674           181,996    $0.4000


NOTE 13.  SUBSEQUENT EVENT

     On February 5, 1997, the Company signed a letter of intent with Glaxo Wellcome Inc. to acquire its pharmaceutical production facility in Greenville, North Carolina. The proposed agreement requires Catalytica to purchase all of the land, buildings and equipment at the 1.8 million-square-foot facility. In addition to the asset purchase agreement, Catalytica will enter into a manufacturing contract to supply designated Glaxo Wellcome prescription products.

     Under the terms of the proposed transaction, Catalytica will pay Glaxo Wellcome certain cash consideration. In addition, Glaxo Wellcome will receive a small equity stake in Catalytica Fine Chemicals. The agreement also provides for Glaxo Wellcome to receive a share of the profits from Catalytica's production in the Greenville site's sterile products facility. Determination of the total purchase price will be based upon the completion of due diligence with respect to the assets acquired and liabilities assumed.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

           CATALYTICA, INC.
           (Registrant)

Dated:  March 28, 1997                     By: /s/ Ricardo B. Levy
                                              -------------------
                                          Ricardo B. Levy
                                          President and Chief Executive Officer

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ricardo B. Levy, his attorney-in-fact, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.



        SIGNATURE                         TITLE                                  DATE
        ---------                         -----                                  ----


/s/ Ricardo B. Levy           President, Chief Executive Officer              March 28, 1997
---------------------------   (Principal Executive Officer), and Director
Ricardo B. Levy

/s/ James A. Cusumano         Chairman of the Board and Chief Technical       March 28 ,1997
---------------------------    Officer
James A. Cusumano

/s/ Lawrence W. Briscoe       Vice President, Finance and Administration,     March 28 ,199
---------------------------   and Chief Financial Officer (Principal
Lawrence W. Briscoe           Accounting and Financial Officer)

/s/ Ralph A. Dalla Betta      Vice President and Chief Scientist              March 28 ,1997
---------------------------
Ralph A. Dalla Betta

/s/ Utz Felcht                Director                                        March 28 ,1997
---------------------------
Utz Felcht

/s/ Richard Fleming           Director                                        March 28 ,1997
---------------------------
Richard Fleming


        SIGNATURE                         TITLE                                  DATE
        ---------                         -----                                  ----

/s/ Ernest Mario              Director                                        March 28 ,1997
---------------------------
Ernest Mario

/s/ Yoshindo Tomoi            Director                                        March 28 ,1997
---------------------------
Yoshindo Tomoi