Form 10-K405/A
period 1996-12-31
CATALYTICA INC
filed 1997-04-28
CIK 841466

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-K/A

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________.

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

      TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------   -----------------------------------------
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

                                 [X] Yes     [ ] No

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

DOCUMENTS INCORPORATED BY REFERENCE
  None
================================================================================

                                CATALYTICA, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                               DECEMBER 31, 1996

                                                                                   PAGE NO.
                                                                                   --------
                                     PART I

Item 1.      Business                                                                    2
Item 2.      Properties                                                                 19
Item 3.      Legal Proceedings                                                          20
Item 4.      Submission of Matters to a Vote of Security Holders                        20

                                    PART II

Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters   21
Item 6.      Selected Financial Data                                                    22
Item 7.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                              22
Item 8.      Financial Statements and Supplementary Data                                39
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                       39

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                        40
Item 11.      Executive Compensation                                                    43
Item 12.      Security Ownership of Certain Beneficial Owners and Management            48
Item 13.      Certain Relationships and Related Transactions                            50

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K           51

     This report contains certain forward-looking statements which involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and elsewhere in this report.


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

STRATEGY

     Fine Chemicals' strategy is to leverage its intellectual property base and experience in commercial catalytic technology development to manufacture pharmaceutical intermediates and bulk actives, and to become a "one-stop" supplier to the pharmaceutical industry. Fine Chemicals initially targeted intermediates because it believed its technology could be used to quickly achieve improvements that reduce costs by streamlining manufacturing processes. The Company planned to move to the manufacture of bulk actives and final dosage products. The implementation of Fine Chemical's strategy will be accelerated if Catalytica completes its proposed transaction with Glaxo Wellcome Inc., since it will immediately commence manufacturing bulk actives for Glaxo Wellcome. See "Item 1, Business--Proposed Transaction with Glaxo," "Item 2, Properties" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The facility is located on approximately five acres of land leased under a long term lease which provides space for expansion if required. Fine Chemicals believes that its current plant capacity will be sufficient to meet its requirements through 1997. Fine Chemicals intends to increase its current manufacturing capacity by acquiring additional manufacturing plants. See "Item 1, Business--Proposed Transaction with Glaxo," "Item 2, Properties" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

FINE CHEMICALS' MANAGEMENT AND DIRECTORS

     As part of the Company's strategy to create focused business units, Fine Chemicals has assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry expertise. The directors and management of Fine Chemicals include:

        NAME                  POSITION WITH FINE CHEMICALS
---------------------    ------------------------------------------
Barry M. Bloom           Director
Richard Fleming          Director
Thomas L. Gutshall       Director
Ricardo B. Levy          Director
Ernest Mario             Director
James A. Cusumano        President and Director
Gary Hollingsworth       Senior Vice President, Business Development
John H. Grate            Vice President, Research and Development
Suresh Mahajan           Vice President, Process Engineering
Lawrence W. Briscoe      Chief Financial Officer and Director

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

     Industrial Applications Market. In the industrial applications area, Combustion Systems, through GENXON Power Systems, LLC, the Company's new joint venture company, is working with AGC to install and test the XONON system in AGC's unit that uses a 1.5 megawatt Kawasaki turbine unit. AGC funded the initial development work on this project. AGC manufactures and markets small co-generation systems to deliver power and steam to industrial users. The engineering design for the installation of the XONON system in the AGC co-generation unit currently is in progress. Combustion Systems and AGC negotiated an amendment to their agreement whereby AGC will provide a turbine and technical assistance, and Combustion Systems has assumed control of and responsibility for funding, the completion of the development and construction of the catalytic combustor and the operation of the turbine during the demonstration phase. Combustion Systems commenced testing of the XONON system in the AGC unit in December, 1996. See "Item 1, Business--Formation of GENXON Joint Venture."

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

FORMATION OF GENXON/TM/ JOINT VENTURE

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

     The initial capital commitment of the GENXON joint venture partners is $10 million--$2 million from Combustion Systems and $8 million from Woodward-- payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. In addition to the capital commitment, Combustion Systems has contributed to the joint venture an exclusive license for the use of its catalytic combustion technologies and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustion. These licenses only cover applications serving the retrofit of out-of-warranty turbines not supported by original equipment manufacturers. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALE OF ADVANCED SENSOR DEVICES, INC.

     In June 1996 Catalytica completed the sale of substantially all the assets of its wholly owned subsidiary Advanced Sensor Devices, Inc. (ASD) to Monitor Labs, Inc. ASD produced continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, a second payment of $0.5 million at year end, and a royalty stream based on future revenues. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

COMBUSTION SYSTEMS PATENTS

     Catalytica has an active patent program for its technology. A total of 15 patents have been issued in the United States and five United States patent applications are pending for Combustion Systems' catalytic combustion technology. Corresponding foreign applications have been filed in countries that the Company believes represent significant markets throughout the world pursuant to the PCT Patent Convention. These patents and patent applications cover various aspects of the catalytic combustion technology, including catalyst compositions, catalyst structure and design, multistage catalytic combustion concepts, and certain modifications to gas turbine combustors. See "Item 7, Risk Factors-- Patents and Intellectual Property."

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

COMBUSTION SYSTEMS' MANAGEMENT AND DIRECTORS

     As part of the Company's strategy to create focused business units, Combustion Systems has assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry experience. The directors, special board advisor and management of Combustion Systems include:


      NAME                       POSITION WITH COMBUSTION SYSTEMS
-----------------        ---------------------------------------------
William B. Ellis.......  Director
William K. Reilly......  Director
Fred O'Such............  Director
Ricardo B. Levy........  Director
John A. Urquhart.......  Special Board Advisor
Dennis A. Orwig........  President and Director
Lawrence W. Briscoe....  Chief Financial Officer and Director
Ralph Dalla Betta......  Vice President

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

     DENNIS A. ORWIG joined Catalytica in April 1996 as Executive Vice President, and was named President and Director in June 1996. Prior to Catalytica, he spent three years as an executive in the Office-of-the-President of Elliott Company, a manufacturer of goods for the power generation and petrochemical industries. From 1989 to 1993, Mr. Orwig served as President and Chief Executive Officer of ABB Power Generation, Inc. He previously served as Vice-President and General Manager of Combustion Engineering Corporation and in various executive positions at AccuRay Corporation. Mr. Orwig holds B.S. degrees in Chemical Engineering and Pulp & Paper Science from Miami University.

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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:


     NAME                 AGE             POSITION
----------------------    ---   -------------------------------------------------
Ricardo B. Levy..........  51   President, Chief Executive Officer and Director
James A. Cusumano........  54   Chairman of the Board and Chief Technical Officer
Lawrence W. Briscoe......  52   Vice President, Finance and Administration, and
                                Chief Financial Officer
W. Robert Epperly*.......  61   Vice President, Engineering
Ralph A. Dalla Betta.....  51   Vice President and Chief Scientist

---------------------------
* W.R. Epperly resigned from the Company effective January 15, 1997.

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

     Catalytica's Fine Chemicals' manufacturing facility is located in East Palo Alto, California, on approximately five acres. The Company owns the buildings, but leases the land at the site from Rhone Poulenc Inc. The initial lease term is 15 years and expires on November 30, 2008, after which the Company has options to extend for an additional 14 years. The past activities of Rhone Poulenc's predecessor caused significant soil and groundwater contamination of the facility and a down gradient area located along the San Francisco Bay. Consequently, the site is subject to a clean up and abatement order issued by the Bay Area Regional Water Quality Control Board ("RWQCB") which currently requires stabilization, containment and monitoring of the arsenic and volatile organic contamination at the site and surrounding areas. The ground lease between Rhone Poulenc and the Company includes an indemnity by Rhone Poulenc against any costs and liabilities that the Company might incur to fulfill the RWQCB order and to otherwise address the contamination that is the subject of the order. The Company also has obtained an indemnification from Novartis (the immediately preceding owner/operator of the facility) against any costs and liability the Company may incur with respect to any contamination caused by Novartis' operations. However, there can be no assurance that the Company will not be held responsible with respect to the existing contamination or named in an action brought by a governmental agency or a third party because of such contamination. If the Company is held responsible and it has contributed to the contamination, it will be liable for any damage to third parties, and will be required to indemnify Rhone Poulenc and Novartis for any additional clean up costs or liability they may incur, with respect to the contamination caused by the Company. The determination of the existence and additional cost of any such incremental contamination contribution by the Company could involve costly and time-consuming negotiations and litigation. Further, any such incremental contamination by the Company or the unenforceability of either of the indemnity agreements described above could materially adversely affect the Company's business and results of operations. Although there can be no assurance the Company will obtain orders sufficient to fill the capacity by such time, the Company's manufacturing facility for pharmaceutical intermediates is expected to reach capacity in 1997. In order to augment its current pharmaceutical intermediates manufacturing capacity, the Company entered into a non-binding letter of intent with Glaxo Wellcome to acquire Glaxo's pharmaceutical production facility in Greenville,

North Carolina. See "Item 1, Business--Proposed Transaction with Glaxo" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."


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


                               1996              1995
                          ---------------   ---------------
                           HIGH     LOW      HIGH     LOW
                          -----    ------   ------   ------

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


                                                       YEAR ENDED DECEMBER 31,
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---------------------------------------------------------
                                        1996         1995        1994       1993        1992
                                      ----------  ---------   ---------   ---------   ---------
Revenues:
Product Sales .....................   $  9,813    $  8,858    $  5,800    $     --    $     --
Research and development ..........      6,501       4,766       6,395       8,353       9,628
                                      --------    --------    --------    --------    --------
         Total Revenues ...........     16,314      13,624      12,195       8,353       9,628
Net loss ..........................     (5,192)     (8,687)     (9,145)     (9,003)     (3,741)
Net loss per share ................      (0.27)      (0.55)      (0.61)      (0.66)      (0.83)
Cash, cash equivalents, short-term,
   and long-term investments.......     23,821      20,902      13,614      23,987       3,268
Total assets ......................     41,003      31,239      22,186      31,720      12,536
Long-term debt ....................      1,524       1,556       1,573         930         928
Stockholders' equity ..............     17,263      22,029      15,779      24,438       4,891

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

     Catalytica is developing advanced products and manufacturing processes which use the Company's proprietary chemical catalysis technologies. These products and processes can yield economic and environmental benefits, including lower manufacturing costs and reduced hazardous byproducts associated with traditional manufacturing processes. The Company has developed significant expertise in catalysis, an essential step in the production of many industrial products. Approximately 98% of the Company's fiscal 1996 product sales are derived from sales of fine chemicals products and its research and development revenues are derived principally from the Company's Combustion Systems and Advanced Technology businesses. In December 1993, the Company acquired a manufacturing facility from Novartis (formerly Sandoz) to obtain fine chemicals manufacturing capacity. As part of the acquisition, Novartis entered into a five-year contract for the manufacture of a fine chemical intermediate. Under the terms of the agreement, Novartis transferred certain equipment and technology relating to the manufacture of the particular intermediate, and agreed to purchase all of its requirements of such intermediate from the Company, subject to certain volume limitations. These requirements represent approximately $3.0 million of revenue per year. However, the timing of receipt of revenues under this contract varies, depending on the timing of receipt of orders and shipment of products. During the years ended December 31, 1996 and 1995, 18% and 49% respectively of the Company's fine chemical product revenues were derived from sales to Novartis. The Company has no contractual volume commitments from Novartis beyond May 31, 1998, and there can be no assurance the Novartis contract will be renewed. The Company plans to replace the Novartis contractual products with product sales to new customers in the pharmaceutical industry. The agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of the notice.

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

     On October 15, 1996 Catalytica's wholly owned subsidiary Catalytica Combustion Systems Inc. (CCSI) and Woodward Governor Company ("Woodward") formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/TM/ Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets. These planning services will result in the delivery of an integrated product portfolio which includes CCSI's XONON/TM/ system for ultra low NOx emissions, Woodward's control systems, turbine overhaul and upgrades, as well as contract maintenance and service.

     The initial capital commitment of the GENXON joint venture partners is $10 million--$2 million from CCSI and $8 million from Woodward--payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. In addition to the capital commitment, CCSI has contributed to the joint venture an exclusive license for the use of its catalytic combustion technology, and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic
combustors.   CCSI will account for its share of the joint venture gain or loss upon the first cash infusion totaling $1.0 million which occurred on January 3, 1997 upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward (See Note 3 of Notes to Financial Statements).

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

     Prior to 1994, substantially all revenues for the Company were from research agreements. In December, 1993, the Company acquired a manufacturing facility from Novartis to obtain fine chemicals manufacturing capacity. As part of the acquisition, Novartis entered into a five-year contract for the manufacture of a fine chemical intermediate. During 1994, the first year of operation of the new manufacturing facility, $5.6 million of revenues were related to fine chemicals product sales--much of it attributable to Novartis. During 1995, the Company continued to focus on the commercialization of its technologies. Fine chemicals product sales increased to $8.5 million, a 52% increase over 1994. Most of this increase was due to shipments of pharmaceutical intermediates products to new customers, which the Company expects to rely on for an increasing portion of the Company's revenues. The remaining product revenues for 1995 of $0.4 million was attributable to sensor sales and the first commercial shipments of the new CEMcat/TM/ continuous emissions monitor produced by the Company's wholly-owned subsidiary Advanced Sensor Devices. Research revenue declined in 1995, reflecting the full year impact of the cessation of funding on the gasoline alkylation program which occurred in mid 1994, and the absence of contractual payments related to the original agreement with Conoco and Neste.

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

     Research and development expenses were $9.7 million, $9.8 million, and $13.0 million for the years ended December 31, 1996, 1995, and 1994, respectively. Although research and development expenses for 1996 were down slightly from the previous years level, the actual level of research activity occurring at Catalytica increased during 1996. This isn't reflected on the Company's financial statements largely due to a shift of certain catalytic combustion research and development costs from Catalytica to the newly formed GENXON joint venture (See Note 3 of Notes to Financial Statements). This transfer of R&D funding occurred beginning on August 1, 1996 and resulted in a shift of approximately $1.8 million of research and development costs being financed by the joint venture rather than Catalytica. It should be noted, however, that without the funding provided by the joint venture, the level of R&D spending on the retrofit technology would likely have been much lower if Catalytica alone was funding this technology. On an absolute basis, i.e., excluding the $1.8 million transfer of R&D expenses, R&D spending on catalytic combustion technology actually increased $1.9 Million over 1995 levels--although all of that increase was funded and recorded on the books of the joint venture. Cessation of all research activities of Advanced Sensor Devices (ASD) following the sale of its assets (See Note 3 of Notes to Financial Statements) also contributed approximately $0.8 million towards the reduction of R&D expenses. This decrease in R&D funding during 1996 due to the formation of the joint venture and sale of ASD was mostly offset by increases in R&D expenses elsewhere in the Company reflecting new work on nanoscale materials used in catalysts and related contract research activities, plus increased research activities supporting the research commitment to Pfizer Inc. (See Note 2 of Notes to Financial Statements).

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

     Selling, general, and administrative expenses (SG&A) were $4.5 million for each of the years ended December 31, 1996, and 1995, and $3.1 million for the year ended December 31, 1994. Selling, general, and administrative expenses for 1995 increased 45% compared to 1994, primarily due to an increase in sales personnel in the fine chemicals business and an increase in sales and administrative expenses associated with Advanced Sensor Devices, a subsidiary of Catalytica, and the shifting of certain resources from research and development. Although the aggregate selling, general, and administrative expenses remained flat for the full year 1996 as compared to 1995, there were changes in some of the components. Increases in SG&A expense levels in some business units were largely offset by two factors--the discontinuation of the Advanced Sensor Devices subsidiary at the end of the second quarter and the formulation of the new GENXON joint venture which resulted in a shift of some administrative expenses to the joint venture as certain Catalytica employees spent time on joint venture organization activities for which the Company was reimbursed by the joint venture entity. Once the joint venture becomes fully staffed, these management activities being temporarily manned by Catalytica employees will be taken over by full time GENXON employees. Thus, to the extent that Catalytica's SG&A costs are being reimbursed by GENXON which amounted to $0.2 million in 1996, these reductions should be considered temporary. The reduction in SG&A costs due to discontinuation of Advanced Sensor Devices, however, is a permanent reduction. If the company does not consummate the proposed transaction with Glaxo Wellcome, SG&A expense would increase significantly to reflect the reclassification of acquisition costs which will be capitalized as part of the acquisition costs starting in the first quarter of 1997. Prior to the first quarter of 1997, these acquisition costs were recorded as SG&A expense as they were incurred. See "Item 1, Business--Proposed Transaction with Glaxo Wellcome," as well as the description below.

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

     The Company expects to incur additional operating losses at least through the next several quarters due to continued self-funding of research and development expenditures coupled with higher sales, general and administrative expenses. These losses, however, should decrease as the Company expands the sales of its Fine Chemicals business and moves this unit toward profitability. The expected increase in general and administrative expenses reflect incremental sales and marketing efforts to support increased business at Catalytica Fine Chemicals. The Company's future results would be significantly impacted upon the completion of the acquisition of the Glaxo Wellcome facility. See "Item 1, Business--Proposed Transaction with Glaxo," "Item 2, Properties," as well as the description below.

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

     The Company's ability to increase revenues from its fine chemicals business will also depend, in part, on the availability of manufacturing capacity. Although there can be no assurance the Company will obtain orders sufficient to fill the capacity by such time, the Company's manufacturing facility for pharmaceutical intermediates is expected to reach capacity in 1997. The Company's ability to increase its revenues from the fine chemicals business could be constrained if the Company is unable to acquire additional plant capacity. The Company could experience delays in manufacturing certain products, which could result in the loss of contracts or customers. There can be no assurance that the Company will be able to acquire additional plant capacity on acceptable terms, if at all. In order to augment its current pharmaceutical intermediates manufacturing capacity, the Company entered into a non-binding letter of intent with Glaxo Wellcome to acquire Glaxo's pharmaceutical production facility in Greenville, North Carolina. See "Item 1, Business--Proposed Transaction with Glaxo", "Item 2, Properties", as well as the description below.

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

     In addition, the proposed Acquisition, which is not expected to close prior to the latter portion of the second quarter of 1997, will require significant management time and legal, accounting and other expenditures, whether or not the transactions are completed. In the event the Acquisition is consummated, the additional facilities, employees and business volumes will substantially increase the Company's expenses and working capital requirements and place substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition depends on the levels of new manufacturing business developed by the Company, and the related terms negotiated by the parties. In the event the Company does not achieve additional new business from Glaxo and other customers on terms sufficient to offset the costs associated with operating and maintaining the new facilities, and with servicing the debt associated with the acquisition of the new facilities, the Company's results of operations would be materially adversely affected. See "Item 1, Business-- Proposed Transaction with Glaxo" and "Item 2, Properties."

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

     The Company's operations to date have required substantial amounts of cash. The Company anticipates that existing capital resources, product revenues, and research and development revenues will enable the Company to maintain current and planned operations for at least the next 12 months. The Company's future capital requirements will depend on many factors, including rate of commercialization of the Company's catalytic combustion systems, the need to expand manufacturing capacity for both its fine chemicals and combustion systems business, and the completion of the proposed transaction with Glaxo. However, adequate funds for future operations, whether from the financial markets or from collaborative or other arrangements, may not be available when needed or on terms acceptable to the Company and, if available or acceptable to the Company, may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. Although there can be no assurance the Company will obtain orders sufficient to fill the capacity by such time, the Company's manufacturing facility for pharmaceutical intermediates is expected to reach capacity in 1997. In order to augment its current pharmaceutical intermediates manufacturing capacity, the Company entered into a non-binding letter of intent with Glaxo Wellcome to acquire Glaxo's pharmaceutical production facility in Greenville, North Carolina. See "Item 1, Business--Proposed Transaction with Glaxo" and "Item 2, Properties," as well as the description above.

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

     In 1994, the Company began deriving revenues from the sale of fine chemicals products. During the past several years, a significant portion of the Company's product revenues has been derived from sales to Novartis Agro, Inc. ("Novartis") under a five-year contract pursuant to which Novartis committed to buy certain minimum volumes for the first four years and eight months. (See Note 1 of Notes to Financial Statements, "Major Customer Information"). The Company has no contractual volume commitment from Novartis beyond May 31, 1998. There can be no assurance the Novartis contract will be renewed or replaced with new business. The Novartis agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of notice. The Company expects that it will need to manufacture new products to increase revenue. Typically, new products have lower gross margins during the initial manufacturing phase, which could have an adverse effect on the Company's results of operations. To achieve profitable operations, Catalytica must significantly increase its commercial sales of fine chemicals and successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, or at all.

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

     The Company, through its subsidiary Catalytica Combustion Systems, Inc. ("CCSI"), and the GENXON joint venture, is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by turbine manufacturers. Ultimate sales of the Company's combustion system products will depend upon the acceptance and users of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers. The Company's subsidiary, CCSI, is currently working with leading turbine manufacturers, including: General Electric in large turbines, Allison Engine Co., a subsidiary of Rolls Royce, and Solar, a subsidiary of Caterpillar, Inc., in medium size turbines. In addition, through its joint venture company GENXON, the company is developing complete combustor systems for Affiliated Group of Companies (AGC), to be used on small Kawasaki Heavy Industries turbines for mobile cogeneration applications. GENXON is also developing complete combustor systems utilizing Catalytica's combustion technology for end users to be "retro fitted" on older "out-of-warranty" turbines no longer supported by OEM's. Neither the Company, its subsidiary CCSI, nor the joint venture company GENXON have formal long-term agreements in place with many of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets would be adversely affected if any of these companies terminated its relationship with the Company or GENXON. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer. The Company currently has limited manufacturing and marketing capability for its combustion products. The Company's existing facilities are inadequate for commercial production of the combustion products under development, and to the extent that the Company chooses to produce commercial quantities of its products, the Company will be required to develop or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develop marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develop an effective marketing and sales organization. In addition, some of the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants: accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions which affect capital investment decisions, as well as the regulatory environment. There can be no assurance that the Company's products will be economically attractive when compared to competitive products. See "Item 1, Business--Formation of GENXON Joint Venture."

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

Future Capital Requirements and Uncertainty of Additional Funding

     See Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources.

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

     The initial capital commitment of the GENXON joint venture partners is $10 million--$2 million from Combustion Systems and $8 million from Woodward-- payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. If the milestones are not met, and the Company desired to complete any projects being developed by the joint venture, the Company could be required to fund the projects itself if Woodward decides not to make any additional capital contributions to GENXON. If such an event were to occur, it could have a material adverse effect on the Company's results of operations. See "Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations."

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

Patents and Intellectual Property

     The Company has an active program of pursuing patents for its inventions in the United States and in markets throughout the world relevant to its business areas. The Company has 38 United States patents and 13 pending United States patent applications, plus 70 foreign patents and patent applications.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and Schedules, and the report of the independent auditors appear on pages 54 through 78 of this Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning the executive officers and directors of the Company as of March 31, 1997.

        NAME                 AGE                  POSITION
-------------------------    ---   -------------------------------------------------
Ricardo B. Levy..........     52   President, Chief Executive Officer and Director
James A. Cusumano........     55   Chairman of the Board and Chief Technical Officer
Lawrence W. Briscoe......     52   Vice President, Finance and Administration and
                                    Chief Financial Officer
Ralph A. Dalla Betta.....     51   Vice President and Chief Scientist
Utz Felcht, Ph.D. (2)....     50   Director
Richard Fleming (1) (2)..     72   Director
Ernest Mario, Ph.D. (1)..     58   Director
Yoshindo Tomoi (3).......     59   Director

----------------------
     (1) Member of the Compensation Committee
     (2) Member of the Audit Committee
     (3) Director Tomoi is nominated to the Company's Board of Directors pursuant to a certain agreement. See "Item 13, Certain Relationships and Related Transactions."

     There is no family relationship between any of the directors or executive officers of the Company.

     RICARDO B. LEVY, a founder of Catalytica and a director since 1974, served as Chief Operating Officer from the Company's inception in 1974 until August 1991, when he was promoted to his current position of President and Chief Executive Officer. Dr. Levy is also a director of Catalytica Fine Chemicals, Inc. Prior to founding Catalytica, Dr. Levy was a founding member of Exxon Corporation's Chemical Physics Research Team. Dr. Levy is an alumnus of Princeton and Harvard University's Executive Management Program and has a Ph.D. in chemical engineering from Stanford University.

     JAMES A. CUSUMANO, a founder of Catalytica and a director since 1974, served as President of the Company from its inception in 1974 until 1985, when he assumed his current position of Chairman of the Board and Chief Technical Officer. Dr. Cusumano also serves as President of Catalytica Fine Chemicals, Inc., a subsidiary of the Company, since February 1995. Dr. Cusumano served as Director of Catalysis Research and Development at Exxon Corporation's Corporate Research Laboratory from 1967 to 1974. Dr. Cusumano has a Ph.D. in physical chemistry from Rutgers University.

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

     UTZ FELCHT has been a director of Catalytica since March 1991. He served as Vice Chairman of Celanese Mexicana, a chemical company located in Mexico, from April 1989 until 1993. From July 1986 until July 1988, he served as Head of Corporate Research of Hoechst AG, a broadly diversified chemical company, and from 1988 to 1991, he served as Group President, Advanced Technology and Vice President of Hoechst Celanese Corporation, also a diversified chemical company that is a subsidiary of Hoechst AG. Since April 1991, Dr. Felcht has also been a Member of the board of directors of Hoechst AG where he currently is responsible for research and development and for director personnel. Dr. Felcht has a Ph.D. in organic chemistry from the University of Kaiserslautern.

     RICHARD FLEMING has been a director of Catalytica since 1985 and also serves as an advisor and consultant to Catalytica. Mr. Fleming was President and Chief Executive Officer of the Company from 1985 through August 1991. He has served as President and Chief Executive Officer of Richard Fleming Associates, Inc., a consulting firm, since May 1981 and is Vice Chairman for Membership and Fiscal Affairs of the Chemical Industry Institute of Toxicology. From 1969 to 1980, Mr. Fleming served at Air Products and Chemicals, most recently as Executive Vice President, and from 1980 to 1981, he served as President and Chief Operating Officer of GAF Corporation, a chemical company. Mr. Fleming is also a director of Catalytica Fine Chemicals, Inc. Mr. Fleming has an M.S. in chemical engineering from New York University.

     ERNEST MARIO has been a director of Catalytica, Inc. since July 10, 1996. Dr. Mario has been Co-Chairman and Chief Executive Officer of ALZA since August 1993. Prior to joining ALZA, Dr. Mario was Deputy Chairman and Chief Executive Officer of Glaxo Holdings p.l.c., having served in a variety of executive positions with Glaxo, Inc. beginning in 1986. From 1977 to 1984, he held various executive level positions with Squibb Corporation, ending as President and Chief Executive Officer of Squibb Medical Products. Dr. Mario has a Ph.D. and M.S. in physical sciences from the University of Rhode Island, and a B.S. in pharmacy from Rutgers University.

     YOSHINDO TOMOI has been a director of Catalytica since January 1995. Mr. Tomoi has held various positions at Mitsubishi Oil since 1961, including Manager of Corporate Planning and Overseas New Business Development and General Manager of the Technical Department. He has been a member of the board of directors of Mitsubishi Oil Co., Ltd. since 1991, where he is currently responsible for two research laboratories and the new business development department. Mr. Tomoi has a B.S. in industrial chemistry from Kyoto University.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors of the Company held a total of five meetings during the year ended December 31, 1996.

     The Audit Committee, which during the year ended December 31, 1996, consisted of Directors Felcht and Fleming met one time during the last fiscal year. This Committee recommends engagement of the Company's independent public accountants and is primarily responsible for approving the services performed by such accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

     The Compensation Committee, which during the year ended December 31, 1996, consisted of Directors Fleming and Mario, met once during the last fiscal year. This Committee establishes the salary and incentive compensation of the executive officers of the Company and administers the Company's employee benefit plans. See "Report of the Compensation Committee of the Board of Directors on Executive Compensation."

     The Nominating Committee, which for the year ended December 31, 1996, consisted of Directors Fleming and Levy, did not meet during the past fiscal year. The Nominating Committee reviews candidates and makes recommendations for nominees to serve on the Board of Directors.

     During the fiscal year ended December 31, 1996, no Director attended fewer than 75% of the aggregate of all meetings of the Board of Directors and any committees on which such Director served, except that Mr. Tomoi attended only 60% of such meetings.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company with respect to the years ended December 31, 1994, December 31, 1995, and December 31, 1996, to the Chief Executive Officer and each of the other four most highly compensated executive officers (collectively, the "Named Officers") of the
Company:

SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                          COMPENSATION
                                                                             AWARDS
                                                        ANNUAL            ------------
                                                     COMPENSATION          SECURITIES
                                       FISCAL   -----------------------    UNDERLYING       ALL OTHER
NAME AND RRINCIPAL POSITION              YEAR   SALARY ($)     BONUS($)    OPTIONS (#)   COMPENSATION ($)
---------------------------              ----   ----------     --------    -----------   ----------------
Ricardo B. Levy ......................   1996   $218,000      $  7,000        40,000      $ 17,264(1)
    President and Chief Executive        1995   $212,000      $  7,000       100,000      $ 16,148(2)
    Officer                              1994   $205,000      $     --            --      $ 16,153(3)

James A. Cusumano ....................   1996   $206,000      $  4,140        10,000      $ 15,891(1)
    Chairman of the Board and            1995   $200,000      $  1,650        30,000      $ 15,044(2)
    Chief Technical Officer              1994   $193,000      $     --            --      $ 15,320(3)

Lawrence W. Briscoe ..................   1996   $188,000      $  4,500        35,000      $  4,000(4)
    Vice President, Finance and          1995   $179,000      $  4,500        25,000      $  4,000(4)
    Administration and Chief             1994   $ 92,884(5)         --      $100,000      $  3,251(5)
    Financial Officer

W. Robert Epperly ....................   1996   $157,000      $ 11,990         6,000      $  4,000(4)
    Vice President, Engineering          1995   $150,000      $ 11,990            --      $  4,000(4)
                                         1994   $150,000      $     --         6,426      $  4,000(4)

Ralph A. Dalla Betta .................   1996   $152,000      $  1,000        10,000      $ 10,640(1)
    Vice President and Chief Scientist   1995   $147,000      $  1,000        20,000      $ 10,036(2)
                                         1994   $147,000      $  3,540         3,938      $ 10,361(3)
------------------------

(1) Includes $4,000 contributed by the Company to each Named Officer's account under the defined contribution pension plan and the following amounts contributed by the Company to the Named Officer's account under the Supplemental Severance Benefits Plan: Dr. Levy $13,264; Dr. Cusumano $11,891; and Dr. Dalla Betta $6,640.

(2) Includes (i) $4,000 contributed by the Company to each Named Officer's account under the defined contribution pension plan and (ii) the following amounts contributed by the Company to the Named Officer's account under the Supplemental Severance Benefits Plan: Dr. Levy $12,148; Dr. Cusumano $11,044; and Dr. Dalla Betta $6,036.

(3) Includes (i) $4,000 contributed by the Company to each Named Officer's account under the defined contribution pension plan and (ii) the following amounts contributed by the Company to the Named Officer's account under the Supplemental Severance Benefits Plan: Dr. Levy $12,153; Dr. Cusumano $11,320; and Dr. Dalla Betta $6,361.

(4) Includes $4,000 contributed by the Company to each Named Officer's account under the Defined Contribution Pension Plan.

(5) Mr. Briscoe joined Catalytica in July 1994. His 1994 salary annualized equaled $175,000 per year. In 1994, the Company contributed $3,251 to his account under the Defined Contribution Pension Plan.

OPTION GRANTS IN LAST FISCAL YEAR

   The following table sets forth the stock options granted during the fiscal year ended December 31, 1996 to each of the Named Officers:

                                                INDIVIDUAL GRANTS (1)                              POTENTIAL REALIZABLE
                                 -------------------------------------------------------             VALUE AT ASSUMED
                                   NUMBER OF       % OF TOTAL                                        ANNUAL RATES OF
                                  SECURITIES         OPTIONS                                           STOCK PRICE
                                  UNDERLYING       GRANTED TO                                         APPRECIATION FOR
                                    OPTIONS       EMPLOYEES IN     EXERCISE                           OPTION TERM(3)
                                    GRANTED          FISCAL         PRICE     EXPIRATION     ----------------------------
        NAME                         (#)(1)         YEAR(2)         ($/SH.)     DATE             5%($)         10%($)
-----------------------------    ------------     --------------   ---------  ----------     ------------     -----------
aRicardo B. Levy..............        40,000             14.3%        $3.88      7/10/06         $97,604       $247,349
James A. Cusumano............        10,000              3.6%        $3.88       7/10/06         $24,401       $ 61,837
Lawrence W. Briscoe..........        35,000             12.5%        $3.88       7/10/06         $85,404       $216,430
W. Robert Epperly............         6,000              2.1%        $3.88       7/10/06         $14,641       $ 37,102
Ralph A. Dalla Betta.........        10,000              3.6%        $3.88       7/10/06         $24,401       $ 61,837

-----------------------
(1) These options were granted under the Company's Stock Option Plan (the "Option Plan"). Options granted under the Option Plan generally have a ten-year term and become exercisable in annual 20% increments commencing on the first anniversary of the original grant date, with full exercisability occurring on the fifth anniversary date. The per share exercise price is the Nasdaq closing price for the Company's Common Stock on the date of grant. The Option Plan provides for the automatic acceleration of vesting of all outstanding options (such that they become exercisable in full) in the event of a "change in control," as defined in the Option Plan.

(2) Based on options to purchase an aggregate of 280,700 shares granted to employees during 1996.

(3) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect the Company's estimate of future stock price.

 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

     The following table sets forth, for each of the Named Officers, information with respect to the exercise of stock options during the fiscal year ended December 31, 1996 and stock options held at fiscal year end:

                                                                 NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                UNDERLYING  UNEXERCISED               IN-THE-MONEY
                             SHARES                            OPTIONS AT FISCAL YEAR END(#)      OPTIONS AT FISCAL YEAR END
                          ACQUIRED ON        VALUE           --------------------------------  --------------------------------
        NAME               EXERCISE(#)    REALIZED($)(1)      EXERCISABLE      UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
-----------------------   ------------   ---------------     --------------   ---------------  ------------     ---------------
Ricardo B. Levy .......            --            --              20,000           120,000       $15,000               $64,800
James A. Cusumano......            --            --               6,000            34,000       $ 4,500               $19,200
Lawrence W. Briscoe....            --            --              55,000           105,000       $41,250               $56,700
W. Robert Epperly......            --            --              20,048            13,198       $31,690               $ 9,480
Ralph A. Dalla Betta...            --            --               5,574            28,364       $ 3,000               $13,200

(1) Market value of underlying securities on the exercise date minus the exercise price.
(2) Market value of underlying securities at December 31, 1996 minus the exercise price.

DIRECTOR COMPENSATION

     The Directors do not receive any compensation for their services as Directors of the Company, with the exception of Utz Felcht and Ernest Mario, who receive $8,000 and $10,000 per year, respectively, plus reimbursement of expenses.

     During the year ended December 31, 1996, the Company paid Richard Fleming Associates, a consulting organization of which Richard Fleming, a Director of the Company, is the President and Chief Executive Officer, approximately $168,000. These payments were for services provided to the Company by Mr. Fleming in his capacity as a consultant to the Company at a rate of $12,000 per month, plus expenses. Mr. Fleming provided assistance to the Company on various development programs and in identifying and investigating new business opportunities.

     During the fiscal year ended December 31, 1996, Dr. Felcht and Mr. Fleming each received options to purchase 4,000 shares of Common Stock and Dr. Mario received options to purchase 20,000 shares of Common Stock.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consisted of Directors Mario and Fleming in 1996. No executive officer of the Company serves as a member of the Board of Directors or on the Compensation Committee of any entity which has an executive officer serving as a member of the Company's Board of Directors or Compensation Committee.


         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                           ON EXECUTIVE COMPENSATION

     The following is the Report of the Compensation Committee of the Company, describing the compensation policies and rationale applicable to the Company's executive officers with respect to the compensation earned by such executive officers for the year ended December 31, 1996.

     The Compensation Committee of the Board of Directors of Catalytica establishes the general compensation policies of the Company as well as the compensation plans and specific compensation levels for executive officers. The Compensation Committee during the year ended December 31, 1996, consisted of two independent, non-employee Directors, Richard Fleming and Ernest Mario.

     The Company's compensation philosophy is to provide a total compensation package that will enable the Company to attract and retain top executive talent, while emphasizing the linkage of compensation to corporate, team and individual performance.

     The compensation program for the executive officers is identical to that for all employees and consists of base salary, incentive stock options and bonus. Other benefits, such as medical insurance, a defined contribution pension plan, an employee stock purchase plan and supplemental severance benefits, are also available to all eligible employees.

     The Compensation Committee establishes the compensation of the Chief Executive Officer and the other executive officers based on several criteria that affect the Company's performance:

     1. Salaries of executive officers in similar positions of comparably sized technology companies that have been in business for as long as the Company has and that have earned a reputation in the marketplace similar to that of the Company. Selecting comparable companies is difficult due to the unique nature of the Company, which engages in the manufacturing of pharmaceuticals intermediates and combustion system products for prevention of nitrogen oxide emissions.

     2. The Company's performance for the prior year, including the ability to manage to agreed-upon budgets, progress in the Company's development program, the successful negotiation and execution of collaborative research agreements, and the ability to obtain financing.

     3. The achievement of corporate objectives, which includes focusing and accelerating development towards commercialization, entering business areas where there is the potential for a large return balanced with commensurate risks, and other objectives that are designed to maximize stockholder value.

     In determining the CEO's compensation, the Committee also considered achievement of certain individual objectives related to the CEO's area of responsibility. The current CEO, Dr. Ricardo Levy, was appointed by the Board in September 1991. Based on the factors discussed above, the CEO's salary was increased by 3.67% to $226,000 effective January 1, 1997.

     The Company intends to take the necessary steps to comply with the $1 million compensation deduction limitation pursuant to Section 162(m) of the Omnibus Reconciliation Act of 1993. In addition, the non-equity-based compensation paid to the Named Officers in fiscal 1994, 1995, and 1996 did not exceed $1 million for any individual.


                              COMPENSATION COMMITTEE


                              Richard Fleming
                              Ernest Mario

                               PERFORMANCE GRAPH

     The following is a graph comparing the cumulative total return to stockholders, calculated on a dividend reinvested basis, from the effective date of the initial public offering of the Company's Common Stock (February 8, 1993) through December 31, 1996, to the cumulative total return over such period of
(i) Nasdaq U.S. Stock Market Index and (ii) Alex. Brown & Sons Environmental Index. The graph assumes that $100 was invested in the Company's Common Stock at the initial public offering price, the Nasdaq U.S. Stock Market, and in the Alex. Brown & Sons Environmental Index on January 29, 1993. Data for the Alex. Brown & Sons Environmental Index was unavailable for dates in the middle of the month. The information contained in the performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.


                     COMPARISON OF CUMULATIVE TOTAL RETURN


Conversion to Index Point      2/8/93  12/31/93   12/31/94   12/31/95   12/31/96
-------------------------      ------  --------   --------   --------   --------
Catalytica, Inc.                100      111          41         63         57
NASDAQ US Stock Market          100      111         109        154        189
Alex Brown Environmental Index  100       88          81         96        109

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth, as of March 31, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the table under "Executive Compensation- -Summary Compensation Table" and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

                                                       SHARES OF COMMON STOCK BENEFICIALLY OWNED
                                                       ------------------------------------------
NAME OF PERSON OR IDENTITY OF GROUP                        NUMBER         PERCENTAGE OWNERSHIP
-------------------------------------------------      --------------  --------------------------
Chancellor LGT Asset Management, Inc. (1) ............   2,451,600                   12.33%
 50 California St., 27th Floor
 San Francisco, California 94111
Pioneering Management Corporation (2) ................   1,916,500                    9.64%
 60 State Street
 Boston, Massachusetts 02109
Mitsubishi Oil Co., Ltd (3) ..........................   1,536,099                    7.73%
 Yoshindo Tomoi(1)
 2-4, Toranomon 2-chome
 Minatu-ku Tokyo, Japan
Qualivest Capital Management, Inc. (4) ...............   1,315,300                    6.62%
 111 S.W. Fifth Ave., Suite 3500
 Portland, Oregon 97204
Saad Alissa (5) ......................................   1,151,519                    5.79%
 P.O. Box 192
 Alkhobar 81962
 Saudi Arabia
James A. Cusumano (6) ................................     959,951                    4.83%
 c/o Catalytica, Inc.
 430 Ferguson Drive
 Mountain View, California 94043
Ricardo B. Levy (7) ..................................     868,883                   4.36%
 c/o Catalytica, Inc.
 430 Ferguson Drive
 Mountain View, California 94043
Richard Fleming (8) ..................................     409,222                    2.06%
Ralph Dalla Betta (9) ................................     349,490                    1.76%
Lawrence W. Briscoe (10) .............................      74,167                       *
Utz Felcht (11) ......................................      18,666                       *
W. Robert Epperly (12) ...............................      13,369                       *
Ernest Mario (13) ....................................       6,889                       *
All officers and directors as a group (9 persons) (14)   4,236,736                   21.11%

-----------------------------
*Less than 1%
(1) Based on a Schedule 13G filed with the Securities and Exchange Commission ("SEC") at December 31, 1996, Chancellor LGT Asset Management, Inc. held sole voting power and dispositive power as to 2,451,600 of such shares.

(2) Based on a Schedule 13G filed with the SEC at December 31, 1996, Pioneering Management Corporation held sole voting power as to 1,916,500 of such shares and sole dispositive power as to 73,000 of such shares and shared dispositive power as to 1,843,500 of such shares.

(3) Represents 1,536,099 shares held by Mitsubishi Oil Co., Ltd. ("Mitsubishi Oil"). Mr. Tomoi is a member of the Board of Directors of Mitsubishi Oil. Mr. Tomoi disclaims beneficial ownership of the shares owned by Mitsubishi Oil.

(4) Based on a Schedule 13G filed with the SEC at December 31, 1996, U. S. Bancorp held sole voting power as to 1,313,300 of such shares and sole dispositive power as to 602,200 of such shares and held shared dispositive power as to 22,500 of such shares. Qualivest Capital Management, Inc. is a wholly-owned subsidiary of U.S. Bancorp.

(5) Based on a Schedule 13G filed with the SEC at December 31, 1996, Saad Alissa held sole voting power and dispositive power as to 0 of such shares, and held shared voting power as to 1,151,519 of such shares and shared dispositive power as to 1,151,519 of such shares.

(6) Includes shares held by the following trusts, of which Dr. Cusumano serves as trustee: (i) 762,500 shares held by the Cusumano Family Trust; (ii) 93,271 shares held by the Brian K. Levy Trust; and (iii) 90,513 shares held by the Tamara Levy Trust. Dr. Cusumano disclaims beneficial ownership of the shares owned by the Brian K. Levy Trust and the Tamara Levy Trust.

(7) Represents shares held by the following trusts, of which Dr. Levy serves as trustee: (i) 769,516 shares held by the Levy Family Trust; (ii) 26,350 shares held by the Polly Jean Cusumano Trust; and (iii) 26,350 shares held by the Doreen Ann Nelson Trust. Dr. Levy disclaims beneficial ownership for the shares owned by the Polly Jean Cusumano Trust and the Doreen Ann Nelson Trust.

(8) Represents 9,222 shares issuable upon exercise of options held by Mr. Fleming, which options are exercisable within 60 days of the Record Date.

(9) Represents 12,029 shares issuable upon exercise of options held by Mr. Dalla Betta, which options are exercisable within 60 days of the Record Date.

(10) Includes 74,167 shares issuable upon exercise of options held by Mr. Briscoe, which options are exercisable within 60 days of the Record Date.

(11) Includes 18,666 shares issuable upon exercise of options held by Dr. Felcht, which options are exercisable within 60 days of the Record Date.

(12) Includes 12,648 shares which were actually exercised February 14, 1997 by Mr. Epperly, who resigned effective January 15, 1997. Mr. Epperly has no outstanding options.

(13) Includes 6,889 shares issuable upon exercise of options held by Dr. Mario, which options are exercisable within 60 days of the Record Date.

(14) Includes 181,307 shares issuable upon exercise of options held by 4 directors and 4 executive officers, which options are exercisable within 60 days of the Record Date; and 12,648 shares which were actually exercised on February 14, 1997 by 1 executive officer who resigned January 15, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mitsubishi Oil Co., Ltd. In December 1992, the Company entered into a Stock Purchase Agreement with Mitsubishi Oil Company, Ltd. ("Mitsubishi Oil"), pursuant to which the Company agreed to sell preferred stock to Mitsubishi Oil simultaneously with the sale of shares offered by the Company in its Initial Public Offering. Concurrently with the Stock Purchase Agreement, the Company entered into a Technical Cooperation Agreement with Mitsubishi Oil, pursuant to which Catalytica agreed to provide certain advice with regard to research activities and projects of Mitsubishi Oil and agreed to have up to two individuals from Mitsubishi Oil serve at Catalytica in various research capacities.

     The Preferred Stock purchased by Mitsubishi Oil pursuant to the Stock Purchase Agreement automatically converted into 1,536,099 shares of Common Stock upon the closing of the Initial Public Offering. Mitsubishi Oil has certain rights under the Stock Purchase Agreement. Until December 1999, Mitsubishi Oil has a right of first refusal, subject to certain exceptions, to purchase additional shares of capital stock or securities convertible into capital stock to maintain its percentage equity ownership in the Company and certain registration rights. Until the earlier of (i) December 10, 1999, (ii) such time as Mitsubishi Oil ceases to own at least 80% of the shares of the Common Stock received upon conversion of the Preferred Stock or (iii) such time as the Technical Cooperation Agreement is no longer in effect, the Company is required to include one nominee chosen by Mitsubishi Oil in its slate of nominees recommended by the Board of Directors for election as directors of the Company and to use its best efforts to cause the Company's directors and management to vote shares as to which any of them hold proxies or are otherwise entitled to vote in favor of the election of Mitsubishi Oil's designee. Pursuant to the Stock Purchase Agreement, Mr. Tomoi has been nominated for election as a director at the Annual Meeting of Stockholders. Mitsubishi Oil has agreed to be present in person or by proxy at all meetings of the stockholders of the Company and to vote its shares in favor of management's nominees to the Board of Directors, provided that Mitsubishi Oil is not restricted from selecting and exercising its right to elect to the Company's Board of Directors such number of directors (including its designee) as Mitsubishi Oil would be able to elect under cumulative voting. So long as Mitsubishi Oil owns over 5% of the outstanding shares of the Company's stock, the Company has the right of first refusal, subject to certain exceptions, to purchase shares of stock which Mitsubishi Oil elects to sell or otherwise transfer if, following such sale or transfer, the transferee would own over 5% of the Company's stock. Mitsubishi Oil has agreed that, until December 10, 1999, it will not acquire over 20% of the aggregate outstanding stock of the Company without the written consent of the Company. Mitsubishi Oil currently owns approximately 7.7% of the outstanding stock of the Company. The Company has agreed to indemnify Mitsubishi Oil for any claims against it in connection with the offering of the shares of Common Stock made in the Initial Public Offering.

          Pursuant to the Technical Cooperation Agreement, the parties agreed to meet regularly to review research strategies and directions and to investigate potential future collaborative research and development projects. This agreement has a term of 10 years. However, Catalytica may terminate it sooner if Mitsubishi Oil ceases to own at least 80% of the shares of Common Stock received upon conversion of the Preferred Stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     A.   (1)   Financial Statements:

          The following financial statements of the Registrant are filed as part of this Report

                                                                                                    PAGE
                                                                                                    ----
     Report of Ernst & Young LLP, Independent Auditors                                               54
     Consolidated Statements of Operations for the fiscal years ended December 31,
     1996, 1995, and 1994                                                                            55
     Consolidated Balance Sheets at December 31, 1996, and December 31, 1995                         56
     Consolidated Statements of Cash Flows for the fiscal years ended December 31,
     1996, 1995, and 1994                                                                            57
     Consolidated Statement of Stockholders' Equity for the fiscal years ended
     December 31, 1996, 1995, and 1994                                                               58
     Notes to Consolidated Financial Statements                                                      59

          (2) Financial Statement Schedules:

          All schedules have been omitted because they are not applicable or because the required information is disclosed in the consolidated financial statements or notes thereto.

          (3) Exhibits

Exhibit No.   Notes                                          Description
----------------------------------------------------------------------------------------------------------------------------
3.1             +         Third Amended and Restated Certificate of Incorporation.
3.2             +         Bylaws of Registrant.
4.1(A)          +         Agreement of Shareholders Amending Registration Rights and Right of   First Refusal.
4.1(B)          +         Amended and Restated Registration Rights Agreement dated   September 27, 1988.
4.1(C)          +         Amendment No. 1 to Amended and Restated Registration Rights   Agreement.
4.1(D)          +         Form of Amended and Restated Rights Agreement.
4.2             +         Specimen of Common Stock Certificate.
4.3            +++        Preferred Shares Rights Agreement dated as of October 23, 1996, between
                          Catalytica, Inc. and Chase Mellon Shareholder Services, L.L.P,
                          including the form of Rights Certificate and the Certificate of
                          Designation, the Summary of Rights Attached thereto as Exhibits A, B and C, respectively.

Exhibit No.   Notes                                               Description
----------------------------------------------------------------------------------------------------------------------------
10.1            +         1983 Incentive Stock Option Plan, as amended, with forms of agreements thereunder.
10.2            +         1992 Stock Option Plan, with forms of agreements thereunder.
10.3            +         1992 Employee Stock Purchase Plan.
10.4            + **      Agreement, dated as of July 18, 1988, between the Company and Tanaka   Kikinzoku Kogyo K.K.
10.5            +         Joint Development Agreement, dated December 1, 1991 among the   Company, Conoco Inc. and Neste Oy.
10.7            + **      Development Agreement, dated January 4, 1991 among the Company,
                          Petro-Canada Inc. and Techmocisco, Inc. (a subsidiary of Mitsubishi Oil), as amended.
10.8            +         Series D and E Preferred Shares and Warrant Purchase Agreement, dated
                          September 27, 1988 between the Company and Koch Industries, Inc.
10.9            +         Term Note, dated February 25, 1992 between the Company and James A.
                          Cusumano.
10.11           +         Form of Indemnification Agreement.
10.12           +         Agreement and Plan of Reorganization dated as of September 27, 1988 among the Company, Lubrizol Enterprises, Inc. and Catven, Inc.
10.13           +         Stock Purchase Agreement dated December 10, 1992 between the
                          Company and Mitsubishi Oil Co., Ltd.
10.15          ++**       Ground Lease Agreement, dated November 30, 1993 between the
                          Company and Rhone-Poulenc Inc.
10.16          ++**       Supply Agreement, dated September 28, 1993 between the Company and
                          Novartis Agro, Inc.
10.17           ++        Lease Agreement, dated January 1, 1993 between the Company and Jack
                          Dymond Associates.
10.18           ++        Loan and Security Agreement, dated November 18, 1994 between the
                          Company and Silicon Valley Bank.
10.19          ++**       Agreement, dated January 31, 1995 between the Company and Tanaka
                          Kikinzoku Kogyo K.K.
10.20           *         Loan Modification Agreement, dated November 30, 1995
10.21           *         Catalytica Fine Chemicals, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.22           *         Catalytica Advanced Sensor Devices 1995 Stock Plan, with forms of agreements thereunder.
10.23           *         Catalytica Advanced Technologies, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.24           *         Catalytica Combustion Systems, Inc. 1995 Stock Plan, with forms of agreements thereunder.

Exhibit No.   Notes                                     Description
----------------------------------------------------------------------------------------------------------------------------
10.25           *         Catalytica, Inc. 1995 Director Stock Option Plan, with forms of agreements thereunder.
10.26           x         Limited Liability Operating Agreement of GENXON Power Systems, LLC,
                          dated October 21, 1996.
21.1            +         Subsidiaries of Registrant.
23.1                      Consent of Ernst & Young LLP, Independent Auditors.
24.1            x         Power of Attorney.
27.1            x         Financial Data Schedule

* Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1995.
**   Confidential treatment has been granted for portions of these agreements.
+ Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 33-55696).
++ Incorporated by reference to the exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1994.
+++ Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A as filed with the Commission on November 29, 1996.

x Previously filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1996.

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



                                                               ERNST & YOUNG LLP



San Jose, California
January 28, 1997

                                CATALYTICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           1996         1995       1994
                                                        ----------  ----------  -----------
Revenues:
   Product sales                                         $  9,813     $  8,858     $  5,800

   Research and development contracts                       6,501        4,766        6,395
                                                         --------     --------     --------
       Total revenues                                      16,314       13,624       12,195

Costs and expenses:
   Cost of product sales                                    9,073        8,339        5,512
   Research and development                                 9,707        9,818       13,012
   General and administrative                               4,452        4,492        3,091
   Restructuring costs                                         --           --          499
                                                         --------     --------     --------
       Total costs and expenses                            23,232       22,649       22,114

Operating loss                                             (6,918)      (9,025)      (9,919)
Gain on sale of assets                                        900           --           --
Interest income                                             1,179          616          860
Interest expense                                             (353)        (278)         (86)
                                                         --------     --------     --------
Net loss                                                 $ (5,192)    $ (8,687)    $ (9,145)
                                                         --------     --------     --------
Net loss per share                                       $  (0.27)    $  (0.55)    $  (0.61)
                                                         --------     --------     --------
Number of shares used in computing net loss per share      19,283       15,785       15,070
                                                         --------     --------     --------


        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           DECEMBER 31,
                                                                                           ------------
                                          ASSETS                                           1996        1995
                                                                                        ----------  ----------
Current assets:
   Cash and cash equivalents                                                            $ 15,540    $  5,021
   Short-term investments                                                                  8,281      15,881
       Accounts receivable, net of allowance for doubtful accounts of $100                 3,944       3,557
   Accounts receivable from joint venture                                                    865          --
   Notes receivable from employees                                                           328          72
   Inventory:
       Raw materials                                                                       1,689         498
       Work in process                                                                       249         178
       Finished goods                                                                      1,479         178
                                                                                        --------    --------
                                                                                           3,417         854
Prepaid expenses and other current assets                                                    681         371
                                                                                        --------    --------
Total current assets                                                                      33,056      25,756
Property and equipment
   Equipment                                                                               9,260       7,950
   Leasehold improvements                                                                  8,173       6,059
                                                                                        --------    --------
   Less accumulated depreciation and amortization                                         (9,536)     (8,626)
                                                                                        --------    --------
Notes receivable from employees                                                               50         100
                                                                                        --------    --------
                                                                                        $ 41,003    $ 31,239
                                                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $  2,055    $  1,339

   Accrued payroll and related expenses                                                    1,372       1,392
   Deferred revenue                                                                        1,643         167
   Other accrued liabilities                                                                 949         590
   Borrowings under line of credit                                                         2,300       1,995
   Current portion of long-term debt ($213 payable to related party in 1995 and 1996)        833       2,171
                                                                                        --------    --------
       Total current liabilities                                                           9,152       7,654
Long-term debt ($213 payable to related party in 1995)                                     1,524       1,556
Non-current deferred revenue                                                               5,064          --
Minority interest                                                                          8,000          --
                                                                                            1995        1996
                                                                                        ----------  ----------
Stockholders' equity:
       Preferred Stock, $.001 par value; 5,000,000 shares authorized, none issued and
       outstanding                                                                            --          --
       Common Stock, $.001 par value; 40,000,000 shares authorized, 19,397,074
       shares issued and outstanding  in 1996; (19,190,222 shares in 1995)                    19          19

   Additional paid-in capital                                                             65,482      65,101
   Deferred compensation                                                                     (41)        (86)
   Accumulated deficit                                                                   (48,197)    (43,005)
                                                                                        --------    --------
       Total stockholders' equity                                                         17,263      22,029
                                                                                        --------    --------
                                                                                        $ 41,003    $ 31,239
                                                                                        ========    ========

        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                     1996        1995         1994
                                                                                   ---------   ---------   ---------
Cash flows from operating activities:
Net loss                                                                           $ (5,192)   $ (8,687)   $ (9,145)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activity:
      Depreciation and amortization                                                     944       1,547       1,474
      Restructuring charges and other                                                    --          --         252
      Changes in:
         Accounts receivable                                                           (387)     (2,058)        875
         Accounts receivable from related party                                        (865)         --          --
         Inventory                                                                   (2,563)       (275)        (42)
         Prepaid expenses, and other current assets                                    (310)        387         (17)
         Accounts payable                                                               716         211         190
         Accrued payroll and related expenses                                           (20)        (24)        188
         Deferred revenue                                                             6,540          --      (1,997)
         Royalties payable to related party                                              --        (622)        271
         Other accrued liabilities                                                      359        (407)       (332)
                                                                                   --------    --------    --------
            NET CASH USED IN OPERATING ACTIVITIES                                      (778)     (9,928)     (8,283)

Cash flows from investing activities:
   Purchases of investments                                                         (22,748)    (19,817)    (14,295)
   Maturities of investments                                                         30,500      14,000      23,424
   Acquisition of property and equipment                                             (3,565)     (1,645)     (3,169)
                                                                                   --------    --------    --------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:                      4,187      (7,462)      5,960

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net receipts on (issuance of) notes receivable from employees                       (206)        115         (36)
   Additions to debt obligations                                                      4,213       4,384       1,126
   Payments on debt obligations                                                      (5,278)       (618)       (200)
   Minority investment                                                                8,000          --          --
   Sale of common stock                                                                 381      14,892         290
                                                                                   --------    --------    --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       7,110      18,773       1,180
                                                                                   --------    --------    --------

Net increase (decrease) in cash and cash equivalents                                 10,519       1,383      (1,143)
Cash and cash equivalents at beginning of year                                        5,021       3,638       4,781
                                                                                   --------    --------    --------
Cash and cash equivalents at end of year                                           $ 15,540    $  5,021    $  3,638
                                                                                   ========    ========    ========

        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 COMMON STOCK
                                           -------------------------
                                                                       ADDITIONAL                                      TOTAL
                                                                        PAID-IN         DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                            SHARES         AMOUNT        CAPITAL      COMPENSATION     DEFICIT         EQUITY
                                           ----------    ----------- ---------------   ------------     -------     ---------------
Balance at December 31, 1993               14,844,423            15        49,771          (175)       (25,173)        24,438
Sale of common stock                          225,854            --           290            --             --            290
Expense recorded from acceleration of
 stock options                                     --            --           152            --             --            152
Amortization of deferred compensation              --            --            --            44             --             44
Net loss                                           --            --            --            --         (9,145)        (9,145)
                                          -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1994               15,070,277            15        50,213          (131)       (34,318)        15,779
Sale of common  stock                         119,945            --           218            --             --            218
Public offering dated November 3, 1995,
 net of offering costs                      4,000,000             4        14,667            --             --         14,671
Exercise of warrants                               --            --             3            --             --              3
Amortization of deferred compensation              --            --            --            45             --             45
Net loss                                           --            --            --            --         (8,687)        (8,687)
                                          -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1995              $19,190,222   $        19   $    65,101   $       (86)       (43,005)   $    22,029
Sale of common stock                          206,852            --           358            --             --            358
Expense recorded from acceleration of
 stock options                                     --            --            23            --             --             23
Amortization of deferred compensation              --            --            --            45             --             45
Net loss                                           --            --            --            --         (5,192)        (5,192)

                                          -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1996              $19,397,074   $        19   $    65,482   $       (41)   $   (48,197)   $    17,263
                                          ===========   ===========   ===========   ===========    ===========    ===========


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

     MAJOR CUSTOMER INFORMATION Revenues from major collaborative partners representing more than 10% of revenues in any of the past three years are as follows:

                                                    Year ended December 31,
                                                   -------------------------
                 Customer                             1996    1995    1994
--------------------------------                   --------  -------  ------
Upjohn                                                 17%      0%      0%
Merck                                                  13%     13%      0%
Novartis                                               11%     31%     38%
Pfizer                                                 11%      4%      2%
Mitsubishi Oil Company, Ltd.                            9%     10%      6%
Conoco Inc./Neste Oy                                    0%      0%     23%

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

     ADVANCED SENSOR DEVICES On June 28, 1996, Catalytica completed the sale of substantially all the business of its wholly owned subsidiary, Advanced Sensor Devices, Inc. (ASD), to Monitor Labs, Inc. ASD produced continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, an additional $0.5 million paid upon certification for the CEM product which occurred in December 1996, and a royalty stream based on future revenues. For the year ended December 31, 1996, Catalytica realized a $0.9 million gain on the sale of ASD's assets.

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

     GENXON/TM/ POWER SYSTEMS, LLC As discussed in Note 3, on October 15, 1996, Catalytica's wholly owned subsidiary, Catalytica Combustion Systems Inc. (CCSI) and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/TM/ Power Systems, LLC, will develop and sell XONON combustion systems to be retrofitted on existing turbines in the power generation and mechanical drive markets.

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

     Fair value of debt is based on pricing models or securities with similar terms, and approximates carrying value.

     At December 31, 1996, future minimum principal payments on debt were as follows:

          1997      $3,133,000
          1998         696,000
          1999         499,000
          2000         140,000
          2001         122,000
                    ----------
                    $4,590,000
                    ==========

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

NOTE 9.  INCOME TAXES

     A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows

                                        (in thousands):
                                   1996       1995       1994
                                ---------   --------   ---------
Tax at federal statutory rate    $(1,765)   $(2,954)   $(3,109)
Losses not currently benefited     1,765      2,954      3,109
                                 -------    -------    -------
Provision for income taxes       $    --    $    --    $    --
                                 =======    =======    =======

     The components of deferred income taxes consist of the following at December 31 (in thousands):

                                        1996         1995
                                      --------    --------
Deferred tax assets:
   Capitalized R&D costs              $  1,022    $    923
   Net operating loss carryforwards     14,561      12,982
   Credit carryforwards                    184         184
   Other, net                            1,384       2,722
                                      --------    --------
Total deferred tax assets             $ 17,151    $ 16,811
Valuation allowance                    (17,151)    (16,811)
                                      --------    --------
Net deferred tax assets               $     --    $     --
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

     The aggregate minimum annual commitments under all operating leases as of December 31, 1996, are as follows:

        FISCAL YEAR
        1997                707,000
        1998                707,000
        1999                 38,000
        2000                 38,000
        2001                 38,000
        and thereafter      266,000
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

                                                                                Weighted
                                      Risk Free                                 Average      Compensation
                                    Interest Rate                            Expected Life      Expense
                                    -------------   Dividend   Volatility    -------------   -------------
                                     1996   1995     Yield       Factor       1996   1995     1996   1995
                                    -----   -----   --------   ----------    -----   -----   -----   -----
Catalytica, Inc. Stock Option
 Plans                               6.42   6.03       0         .8852         3.5    3.0     $470   $295
Catalytica Employee Stock
 Purchase Plan                       6.03   6.03       0         .8852         1.7    1.4       74    180
Catalytica Advanced
 Technologies, Inc.                  6.67   6.47       0         .8852         7.0    8.0       25     22
Catalytica Combustion Systems,
 Inc.                                6.57   6.26       0         .8852         5.0    6.0       66     49
Catalytica Fine Chemicals, Inc.      6.39   6.11       0         .8852         3.5    4.1       44     36
Total                                                                                         $679   $582

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

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                     1995                 1996
                              ------------------   -------------------
                              (in thousands, except per share data)
Actual net loss.............             $(5,192)             $(8,687)
Compensation expense........             $  (679)             $  (582)
Pro forma net loss..........             $(5,871)             $(9,269)
Pro forma loss per share....             $ (0.30)             $ (0.59)

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

     The following table summarizes stock option plan activity for the 1995 Director Stock Option Plan, the 1992 Stock Option Plan, the 1985 Catalytica Non-Qualified Plan, the 1983 Incentive Stock Option Plan, and the 1983 Restricted Stock Purchase Plan:


                                                           Outstanding Options
                                                -------------------------------------------
                                    Shares                         Weighted
                                   Available       Number          Average       Aggregate
                                      for           of             Exercise      Exercise
                                     Grant         Shares          Price         Price
                                 -----------    -----------       ---------- --------------
Balance at December 31, 1993       587,680      1,259,650         $   1.44     $ 1,814,610
    Granted                       (261,726)       261,726         $   6.27       1,640,969
    Exercised                           --       (192,892)        $   0.81        (155,790)
    Canceled                        46,030        (46,030)        $   3.87        (177,948)
    Expired                        (22,009)            --               --              --
                                 ---------      ---------         --------     -----------
Balance at December 31, 1994       349,975      1,282,454         $   2.43     $ 3,121,841
    Authorized                     100,000             --               --              --
    Granted                       (534,659)       534,659         $   3.38       1,807,002
    Exercised                           --        (49,575)        $   0.76         (37,866)
    Canceled                       265,473       (265,473)        $   5.97      (1,585,034)
    Expired                         (3,765)            --               --              --
                                 ---------      ---------         --------     -----------
Balance at December 31, 1995       177,024      1,502,065         $   2.20     $ 3,305,943
    Authorized                   1,200,000             --               --              --
    Granted                       (308,700)       308,700         $   3.89       1,201,756
    Exercised                           --       (124,095)        $   1.56        (194,102)
    Canceled                        37,017        (37,017)        $   3.63        (134,310)
    Expired                         (4,200)            --               --              --
                                 ---------      ---------         --------     -----------
Balance at December 31, 1996     1,101,141      1,649,653         $   2.53     $ 4,179,287
                                 =========      =========         ========     ===========


     The weighted average fair value of options granted during 1996 is $2.33.

     A summary of the Company's stock option activity and related information for the year ended December 31, 1996 is as follows:

                                            Options Outstanding                     Options Exercisable
                       -------------------------------------------------------   --------------------------
                                                Weighted                            Number        Weighted
  Range of                  Number              Average          Weighted        Exercisable as   Average
  Exercise                Outstanding          Remaining          Average        of December 31   Exercise
  Prices               December 31, 1996    Contractual Life   Exercise Price        1996         Price
------------------     -----------------    -----------------  ---------------   ---------------  ----------
$0.4500 - $0.6000            486,700               7.02          $0.4684          486,700          $0.4684
$0.9000 - $0.9000            124,969               4.18          $0.9000          124,969          $0.9000
$1.8000 - $1.8000            122,890               5.31          $1.8000           96,160          $1.8000
$3.2500 - $3.8800            734,181               8.93          $3.5080          138,721          $3.2621
$4.3800 - $5.3800             51,000               8.51          $4.8853           21,700          $4.8542
$5.7500 - $6.5000            129,913               6.81          $6.1038           65,866          $6.0312
                           ---------               ----          -------          -------          -------
$0.4500 - $6.5000          1,649,653               7.55          $2.5334          934,115          $1.5722

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

     The following table summarizes stock option plan activity for the 1995 Catalytica Advanced Technologies Stock Option Plan:

                                                         Outstanding Options
                                    Shares    --------------------------------------
                                  Available    Number       Weighted      Aggregate
                                     for         of         Average        Exercise
                                    Grant      Shares    Exercise Price     Price
                                  ---------   --------- ----------------  ----------
Balance at December 31, 1994            ---        ---             ---         ---
    Authorized                      800,000        ---             ---         ---
    Granted                        (756,500)   756,500         $0.1000     $ 75,650
    Exercised                           ---        ---             ---         ---
    Canceled                            ---        ---             ---         ---
    Expired                             ---        ---             ---         ---
                                  ---------   --------         -------     -------
Balance at December 31, 1995         43,500    756,500         $0.1000      75,650
    Authorized                      100,000        ---             ---         ---
    Granted                         (80,000)    80,000         $0.1000       8,000
    Exercised                           ---        ---             ---         ---
    Canceled                          8,000     (8,000)        $0.1000        (800)
    Expired                             ---        ---             ---         ---
                                  ---------   --------         -------     -------
Balance at December 31, 1996      $  71,500   $828,500         $0.1000     $82,850
                                  =========   ========         =======     =======

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

     The following table summarizes stock option plan activity for the 1995 Catalytica Combustion Systems Stock Option Plan:

                                                          Outstanding Options
                                    Shares      ------------------------------------------
                                  Available        Number        Weighted      Aggregate
                                     for             of          Average        Exercise
                                    Grant          Shares     Exercise Price     Price
                                  ---------     -----------   --------------   -----------
Balance at December 31, 1994            ---           ---            ---             ---
    Authorized                      750,000           ---            ---             ---
    Granted                        (498,100)      498,100        $0.4000        $199,240
    Exercised                           ---           ---            ---             ---
    Canceled                            ---           ---            ---             ---
    Expired                             ---           ---            ---             ---
                                   --------       -------        -------        --------
Balance at December 31, 1995        251,900       498,100        $0.4000        $199,240
    Granted                        (242,900)      242,900        $0.4000          97,160
    Exercised                           ---           ---            ---             ---
    Canceled                         72,292       (72,292)       $0.4000         (28,917)
    Expired                             ---           ---            ---             ---
                                   --------       -------        -------        --------
Balance at December 31, 1996         81,292       668,707        $0.4674        $267,483
                                   ========       =======        =======        ========

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

     The following table summarizes stock option plan activity for the 1995 Fine Chemicals Stock Option Plan:

                                                             Outstanding Options
                                    Shares     -------------------------------------------------
                                  Available           Number             Weighted      Aggregate
                                     for                of               Average        Exercise
                                    Grant             Shares          Exercise Price     Price
                                   --------    -------------------    --------------    --------
Balance at December 31, 1994.....       ---              ---                ---             ---
    Authorized...................   378,000              ---                ---             ---
    Granted......................  (377,100)         377,100            $ 0.4000        $150,840
    Exercised....................       ---              ---                ---             ---
    Canceled.....................       ---              ---                ---             ---
    Expired......................       ---              ---                ---             ---
                                   --------          -------            -------        --------
Balance at December 31, 1995.....       900          377,100            $0.4000         150,840
    Authorized...................   100,000              ---                ---             ---
    Granted......................  (121,900)         121,900            $0.6631          80,830
    Exercised....................       ---              ---                ---             ---
    Canceled.....................    23,000          (23,000)           $0.4000          (9,200)
    Expired......................       ---              ---                ---             ---
                                   --------          -------            -------        --------
Balance at December 31, 1996          2,000          476,000            $0.4674        $222,470
                                   ========          =======            =======        ========

     The weighted average fair value of options granted during 1996 was $0.40.

     At December 31, 1996, options to purchase approximately 181,996 shares of Catalytica Fine Chemicals common stock were vested with a weighted average exercise price of $.40/share.

     A summary of Catalytica Fine Chemicals' stock option activity and related information for the year ended December 31, 1996 is as follows:

                                           Options Outstanding                     Options Exercisable
                        -------------------------------------------------------  ---------------------------
                                                Weighted                             Number         Weighted
  Range of                  Number              Average          Weighted         Exercisable As     Average
  Exercise                 Outstanding          Remaining         Average         of December 31,   Exercise
  Prices               December 31, 1996    Contractual Life   Exercise Price        1996            Price
------------------     -------------------  ------------------ ---------------- ----------------- ----------
$0.4000 - $0.4000            369,100               8.48          $0.4000             181,996       $0.4000
$0.7000 - $0.7000            106,900               9.52          $0.7000                   0       $0.0000
                             -------               ----          -------             -------       -------
$0.4000 - $0.7000            476,000               8.71          $0.4674             181,996       $0.4000

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

                                    CATALYTICA, INC.
                                    (Registrant)

Dated:  April 28, 1997
                                    By:/s/ Ricardo B. Levy
                                       -------------------
                                        Ricardo B. Levy
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

            SIGNATURE                                        TITLE                        DATE
---------------------------------------         ------------------------------------   --------------
/s/ Ricardo B. Levy                             President, Chief Executive Officer     April 28, 1997
---------------------------------------         (Principal Executive Officer), and
Ricardo B. Levy                                 Director


/s/ James A. Cusumano*                          Chairman of the Board and Chief        April 28, 1997
---------------------------------------         Technical Officer
James A. Cusumano

/s/ Lawrence W. Briscoe*                        Vice President, Finance and            April 28, 1997
---------------------------------------         Administration, and Chief Financial
Lawrence W. Briscoe                             Officer (Principal Accounting and
                                                Financial Officer)

/s/ Ralph A. Dalla Betta*                        Vice President and Chief Scientist    April 28, 1997
---------------------------------------
Ralph A. Dalla Betta

/s/ Utz Felcht*                                  Director                              April 28, 1997
---------------------------------------
Utz Felcht

/s/ Richard Fleming*                             Director                              April 28, 1997
---------------------------------------
Richard Fleming


            SIGNATURE                                        TITLE                        DATE
---------------------------------------         ------------------------------------   --------------

/s/ Ernest Mario*                                Director                              April 28, 1997
---------------------------------------
Ernest Mario

/s/ Yoshindo Tomoi*                              Director                              April 28, 1997
---------------------------------------
Yoshindo Tomoi

*By: /s/Ricardo B. Levy
    -----------------------------------
    Ricardo B. Levy, Attorney-in-fact


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT

     The Company has not yet furnished its annual report or proxy material to its Stockholders. The Company shall furnish the appropriate copies of such materials to the Commission in the appropriate manner when it sends such materials to its Stockholders.

                                 EXHIBIT INDEX

Exhibit No.   Notes       Description
----------------------------------------------------------------------------------------------------------------------------
3.1           +           Third Amended and Restated Certificate of Incorporation.
3.2           +           Bylaws of Registrant.
4.1(A)        +           Agreement of Shareholders Amending Registration Rights and Right of First Refusal.
4.1(B)        +           Amended and Restated Registration Rights Agreement dated September 27, 1988.
4.1(C)        +           Amendment No. 1 to Amended and Restated Registration Rights Agreement.
4.1(D)        +           Form of Amended and Restated Rights Agreement.
4.2           +           Specimen of Common Stock Certificate.
4.3          +++          Preferred Shares Rights Agreement dated as of October 23, 1996, between
                           Catalytica, Inc. and Chase Mellon Shareholder Services, L.L.P,
                           including the form of Rights Certificate and the Certificate of
                           Designation, the Summary of Rights Attached thereto as Exhibits A, B and C, respectively.

Exhibit No.   Notes       Description
----------------------------------------------------------------------------------------------------------------------------
 10.1         +           1983 Incentive Stock Option Plan, as amended, with forms of agreements thereunder.
 10.2         +           1992 Stock Option Plan, with forms of agreements thereunder.
 10.3         +           1992 Employee Stock Purchase Plan.
 10.4         + **        Agreement, dated as of July 18, 1988, between the Company and Tanaka Kikinzoku Kogyo K.K.
 10.5         +           Joint Development Agreement, dated December 1, 1991 among the Company, Conoco Inc. and Neste Oy.
 10.7         + **        Development Agreement, dated January 4, 1991 among the Company,
                          Petro-Canada Inc. and Techmocisco, Inc. (a subsidiary of Mitsubishi Oil), as amended.
 10.8         +           Series D and E Preferred Shares and Warrant Purchase Agreement, dated
                          September 27, 1988 between the Company and Koch Industries, Inc.
 10.9         +           Term Note, dated February 25, 1992 between the Company and James A.
                          Cusumano.
10.11         +           Form of Indemnification Agreement.
10.12         +           Agreement and Plan of Reorganization dated as of September 27, 1988 among the Company, Lubrizol Enterprises, Inc. and Catven, Inc.
10.13         +           Stock Purchase Agreement dated December 10, 1992 between the
                          Company and Mitsubishi Oil Co., Ltd.
10.15         ++ **       Ground Lease Agreement, dated November 30, 1993 between the
                          Company and Rhone-Poulenc Inc.
10.16         ++ **       Supply Agreement, dated September 28, 1993 between the Company and
                          Novartis Agro, Inc.
10.17         ++          Lease Agreement, dated January 1, 1993 between the Company and Jack
                          Dymond Associates.
10.18         ++          Loan and Security Agreement, dated November 18, 1994 between the
                          Company and Silicon Valley Bank.
10.19         ++**        Agreement, dated January 31, 1995 between the Company and Tanaka
                          Kikinzoku Kogyo K.K.
10.20         *           Loan Modification Agreement, dated November 30, 1995
10.21         *           Catalytica Fine Chemicals, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.22         *           Catalytica Advanced Sensor Devices 1995 Stock Plan, with forms of agreements thereunder.
10.23         *           Catalytica Advanced Technologies, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.24         *           Catalytica Combustion Systems, Inc. 1995 Stock Plan, with forms of agreements thereunder.

Exhibit No.   Notes       Description
----------------------------------------------------------------------------------------------------------------------------
10.25         *           Catalytica, Inc. 1995 Director Stock Option Plan, with forms of agreements thereunder.
10.26         x           Limited Liability Operating Agreement of GENXON Power Systems, LLC,
                          dated October 21, 1996.
 21.1         +           Subsidiaries of Registrant.
 23.1                     Consent of Ernst & Young LLP, Independent Auditors.
 24.1         x           Power of Attorney.
 27.1         x           Financial Data Schedule

* Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1995.
**   Confidential treatment has been granted for portions of these agreements.
+ Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 33-55696).
++ Incorporated by reference to the exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1994.
+++ Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A as filed with the Commission on November 29, 1996.

x Previously filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1996.

B.   Reports on Form 8-K:
     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.