Form 10-Q
period 1997-03-31
CATALYTICA INC
filed 1997-05-14
CIK 841466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1997

                                       or

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

                             [X] Yes   [ ] No

The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 19,889,268 as of April 30, 1997.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 MARCH 31, 1997


PART I.  FINANCIAL INFORMATION

                                                                   PAGE NO.
                                                                   --------
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheets
    As of March 31, 1997 and December 31, 1996                        1

  Condensed Consolidated Statements of Operations
    For the three months ended March 31, 1997 and March 31, 1996      2

  Condensed Consolidated Statements of Cash Flows
    For the three months ended March 31, 1997 and March 31, 1996      3

  Notes to Condensed Consolidated Financial Statements                4-6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                     7-20


PART II.  OTHER INFORMATION                                           20


SIGNATURES                                                            21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                           March 31,  December 31,
                                             1997          1996
                                           ---------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents                $ 11,228    $ 15,540
  Short-term investments                      8,454       8,281
  Accounts receivable, net                    4,525       3,944
  Accounts receivable from joint venture        259         865
  Notes receivable from employees               298         328
  Inventory:
       Raw materials                          1,448       1,689
       Work in process                        1,268         249
       Finished goods                           369       1,479
                                           --------    --------
                                              3,085       3,417
  Prepaid expenses and other current          1,131         681
   assets
                                           --------    --------
    Total current assets                     28,980      33,056

Property and equipment:
  Equipment                                   9,482       9,260
  Leasehold improvements                     10,111       8,173
                                           --------    --------
                                             19,593      17,433
  Less accumulated depreciation and
   amortization                              (9,820)     (9,536)
                                           --------    --------
                                              9,773       7,897
Notes receivable from employees                  50          50
                                           --------    --------
                                           $ 38,803    $ 41,003
                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                       $  1,611    $  2,055
    Accrued payroll and related expenses      1,504       1,372
    Deferred revenue                          2,007       1,643
    Other accrued liabilities                   732         949
    Borrowings under line of credit           2,755       2,300
    Current portion of long-term debt           870         833
                                           --------    --------
      Total current liabilities               9,479       9,152

Long-term debt                                1,344       1,524
Non-current deferred revenue                  4,681       5,064
Minority interest                             8,000       8,000

Stockholders' equity:
    Common stock                                 20          19
    Additional paid-in capital               65,831      65,482
    Deferred compensation                       (30)        (41)
    Accumulated deficit                     (50,522)    (48,197)
                                           --------    --------
      Total stockholders' equity             15,299      17,263
                                           --------    --------
                                           $ 38,803    $ 41,003
                                           ========    ========

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          Three months ended March 31,
                                          ----------------------------
                                               1997        1996
                                               ----        ----
Revenues:
  Product sales                             $ 3,059    $ 2,017
  Research revenues                           1,726      1,323
                                            -------    -------
                                              4,785      3,340

Costs and expenses:
  Cost of sales                               3,074      2,010
  Research and development                    2,199      2,571
  Selling, general and administrative           990      1,246
                                            -------    -------

    Total costs and expenses                  6,263      5,827
                                            -------    -------

Operating loss                               (1,478)    (2,487)

Interest income                                 266        245
Interest expense                               (113)      (128)
Loss on joint venture                        (1,000)     -----
                                            -------    -------

Net loss                                    $(2,325)   $(2,370)
                                            =======    =======

Net loss per share                           $(0.12)    $(0.12)
                                            =======    =======

Shares used in computing net loss per        19,855     19,196
 share                                      =======    =======




                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                       Three months ended March 31,
                                       ----------------------------
                                             1997       1996
                                             ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(2,325)   $(2,370)

  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activity:
    Depreciation and amortization              275        106
    Changes in:
      Accounts receivable                     (581)     1,361
      Accounts receivable from joint
       venture                                 606       ----
      Inventory                                332       (690)
      Prepaid expenses and other
       current assets                         (450)      (122)
      Accounts payable                        (444)      (467)
      Accrued payroll and related
       expenses                                132        (88)
      Deferred revenue                         (19)       158
      Other accrued liabilities               (217)        73
                                           -------    -------
        NET CASH USED IN OPERATING
         ACTIVITIES                         (2,691)    (2,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                  (7,353)    (9,547)
  Maturities of investments                  7,200     17,000
  Acquisition of property and equipment     (2,160)      (334)
                                           -------    -------
        NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES               (2,313)     7,119

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net receipts on (issuance of) notes           30       (302)
   receivable from employees
  Additions to debt obligations                785        ---
  Payments on debt obligations                (473)    (1,804)
  Sale of common stock                         350        (38)
                                           -------    -------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                  692     (2,144)
                                           -------    -------

Net increase (decrease) in cash and
 cash equivalents                           (4,312)     2,936
Cash and cash equivalents at beginning
 of period                                  15,540      5,021
Cash and cash equivalents at end of        -------    -------
 period                                    $11,228    $ 7,957
                                           =======    =======

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. annual report on Form 10-K for the year ended December 31, 1996.

2.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded in the computation as their effect is antidilutive.

3.  IMPACT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact on earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 as the Company is in a net loss position for the quarters then ended.

4.  FINANCIAL INSTRUMENTS

    For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase which are held-to-maturity ($3,073,000 at March 31, 1997) and investments with maturities greater than three months which are available-for-sale ($5,381,000 at March 31, 1997) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none outstanding at March 31, 1997). All investments at March 31, 1997 were carried at amortized cost, which approximated fair market value. The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

5.  USE OF ESTIMATES

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

6.  FORMATION OF GENXON/TM/  JOINT VENTURE WITH WOODWARD GOVERNOR COMPANY

    On October 15, 1996 Catalytica's subsidiary Catalytica Combustion Systems Inc. (CCSI) and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/TM/ Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets.

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

    CCSI recognized its 50% share of GENXON losses for the three month period ending March 31, 1997 up to its committed capital contribution of $1.0 million made in January, 1997. Accordingly, a $1.0 million loss on the joint venture was recognized in the results of operations. GENXON recognized no revenues and had a loss amounting to $2.2 million for the three months ending March 31, 1997.

    As of March 31, 1997, an accounts receivable for $259K exists from the joint venture for costs incurred by CCSI. Accordingly these costs have not been included in the consolidated entity.

7.  PROPOSED TRANSACTION WITH GLAXO WELLCOME

    On February 5, 1997, the Company signed a letter of intent with Glaxo Wellcome Inc. to acquire its pharmaceutical production facility in Greenville, North Carolina. The proposed agreement provides for Catalytica to purchase all of the land, buildings and equipment at the 1.8 million-square-foot facility. In addition to the asset purchase agreement, Catalytica will enter into manufacturing contracts to supply designated Glaxo Wellcome and third party products.

    Under the terms of the proposed transaction, Catalytica will pay Glaxo Wellcome certain cash consideration. In addition, Glaxo Wellcome will receive a small equity stake in both Catalytica, Inc. and Catalytica Fine Chemicals. The agreement also provides for Glaxo Wellcome to receive a share of the profits from Catalytica's production in the Greenville site's sterile products facility. Determination of the total purchase price will be based upon the completion of due diligence with respect to the assets acquired and liabilities assumed.

   PART I - FINANCIAL INFORMATION
   ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

   OVERVIEW
   --------

   Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements which involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, revenue sources, and the potential transaction with Glaxo Wellcome Inc. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report.

   Catalytica is developing advanced products and manufacturing processes which use the Company's proprietary chemical catalysis technologies. These products and processes can yield economic and environmental benefits, including lower manufacturing costs and reduced hazardous byproducts than those associated with traditional manufacturing processes. The Company has developed significant expertise in catalysis, an essential step in the production of many industrial products. The Company's product sales are derived from sales of fine chemicals products and its research and development revenues are derived principally from the Company's Combustion Systems and Advanced Technology businesses. In December 1993, the Company acquired a manufacturing facility from Novartis (formerly Sandoz) to obtain fine chemicals manufacturing capacity. As part of the acquisition, Novartis entered into a five-year contract for the manufacture of a fine chemical intermediate. Under the terms of the agreement, Novartis transferred certain equipment and technology relating to the manufacture of the particular intermediate, and agreed to purchase all of its requirements of such intermediate from the Company, subject to certain volume limitations. These requirements represent approximately $3.0 million of revenue per year. However, the timing of receipt of revenues under this contract varies, depending on the timing of receipt of orders and shipment of products. During the year ended December 31, 1996 and the three months ended March 31, 1997, 18% and 28% respectively of the Company's fine chemical product revenues were derived from sales to Novartis. The Company has no contractual volume commitments from Novartis beyond May 31, 1998, and there can be no assurance the Novartis contract will be renewed. The Company plans to replace the Novartis contractual products with higher margin product sales to new customers in the pharmaceutical industry. The agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of the notice.

   The Company's business has not been profitable to date, and as of March 31, 1997, the Company had an accumulated deficit of $50.5 million. The Company anticipates incurring additional losses for at least the next several quarters. However, future results would be significantly impacted by the completion of the acquisition of the Glaxo Wellcome facility (See Note 7 of Notes to Unaudited Financial Statements). The Company expects that future operating results will fluctuate from quarter to quarter, as a result of differences in the amount and timing of expenses incurred and the revenues received. In particular, the Company's operating results are affected by the size of and timing of receipt of orders for and shipments of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. In 1994, the Company began deriving revenues from the sale of fine chemicals products, and the Company expects that in the future it will rely increasingly on product sales for its revenues. To achieve profitable operations, Catalytica must increase significantly its commercial sales of fine chemicals and successfully develop, manufacture, introduce, and market or license its combustion systems. There can be no assurance that the Company will be able to achieve profitability on a sustained basis.

    On May 8, 1996, Catalytica Fine Chemicals, Inc., announced that Pfizer Inc. had signed an agreement to infuse $15 million in Catalytica Fine Chemicals. These funds provided Pfizer a 15 percent interest in Catalytica Fine Chemicals Inc. and a five-year R&D commitment by Catalytica Fine Chemicals to develop new processes and technology for the manufacture of Pfizer products. Prior to this investment, Catalytica Fine Chemicals was a wholly-owned subsidiary of Catalytica, Inc.

    During the past four years, Catalytica Fine Chemicals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer's promising new pharmaceuticals. The Pfizer drugs are at varying stages of approval by the Food and Drug administration, ranging from Phase II clinical trials through the New Drug Application stage. Catalytica Fine Chemicals currently manufactures intermediates for certain Pfizer drugs and anticipates becoming a supplier of intermediates to Pfizer for other pharmaceutical products in the future. There can be no assurance, however, that orders will be forthcoming from Pfizer

    On June 28, 1996 Catalytica completed the sale of substantially all the assets of Advanced Sensor Devices, Inc. (ASD) to Monitor Labs, Inc. Prior to the sale, ASD produced continuous emission monitors (CEMs) based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, a second payment of $0.5 million a year end, and a royalty stream based on future revenues. The Company recorded a gain of $0.9 million on the sale of these assets.

    On October 15, 1996 Catalytica's subsidiary Catalytica Combustion Systems Inc. (CCSI) and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/TM/ Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets. These planning services will result in the delivery of an integrated product portfolio which includes CCSI's XONON/TM/ technology for ultra low NOx emissions, Woodward's NetCon(R) control systems, turbine overhaul and upgrades, as well as contract maintenance and service.

    The initial capital commitment of the GENXON joint venture partners is $10 million -- $2 million from CCSI and $8 million from Woodward -- payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. In addition to the capital commitment, CCSI has contributed to the joint venture an exclusive license for the use of its catalytic combustion technology, and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and
    control systems for gas turbine catalytic combustors.   CCSI began
    accounting for its share of the joint venture gain or loss upon the first cash infusion totaling $1.0 million which occurred on January 3, 1997 upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward Governor.

    RESULTS OF OPERATIONS
    ---------------------

    Net revenues for the first quarter of fiscal 1997 increased by 43% as compared to the same quarter in fiscal 1996 largely due to a 52% increase in product sales and a 30% increase in research revenues. The increase in product sales were primarily due to the shipment of fine chemical products to new and existing customers. The increase in research revenues reflects initiation of a funded research commitment associated with the five-year R&D agreement between Catalytica Fine Chemicals and Pfizer to develop new processes and technology for the manufacture of Pfizer products (see Overview above).

    The increase in cost of goods sold reflects increased physical volume of product sales coupled with higher than normal costs associated with production start-up of several new fine chemical products. Resulting production delays affected sales and margins for the quarter. Margins on the fine chemical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical manufacturing environment.

    Research and development expenses decreased to $2.2 million for the first quarter of 1997 as compared to $2.6 million for the same quarter last year. This decrease is largely due to a shift of certain catalytic combustion research and development costs from Catalytica to the newly formed GENXON joint venture (see Overview above). This transfer of R&D funding occurred August 1, 1996, and resulted in approximately $0.7 million of research and development costs being financed by the joint venture rather than Catalytica during the first quarter. Cessation of all research activities of Advanced Sensor Devices (ASD) following the sale of its assets on June 28, 1996 also contributed approximately $0.3 million towards the reduction of R&D expenses (see Overview above). This decrease in R&D funding during the first quarter due to the formation of the joint venture and sale of ASD was partially offset by increases in R&D expenses elsewhere in the Company including the new research activities supporting the research commitment to Pfizer Inc. Research and development expenses may fluctuate from quarter to quarter.

    Selling, general and administrative expenses (SG&A) decreased to $1.0 million as compared to $1.2 million for the same quarter in fiscal 1996 largely due to the discontinuation of the Advanced Sensor Devices business. The Company has incurred significant legal, accounting, and other SG&A related expenditures as a result of the proposed acquisition of the Glaxo Wellcome facility (see "Proposed Transaction with Glaxo Wellcome" below). These costs have been capitalized as part of the facilities purchase price in anticipation of a successful acquisition. However, should this transaction fail to be completed, the Company will be required to take a significant one-time charge to its earnings to reflect these various acquisition expenses.

    Net interest income increased 31% due to higher balances of cash and short-term investments associated with the Company's investment by Pfizer coupled with decreased interest expense on reduced short-term working capital financing at the Catalytica Fine Chemicals Bay View manufacturing facility.

    On January 3, 1997, Catalytica Combustion Systems, Inc. (CCSI) made it's first cash infusion of $1.0 million into the GENXON joint venture. CCSI recognized its 50% share of GENXON losses for the three month period ending March 31, 1997 up to its committed capital contribution of $1.0 million made in January, 1997. Accordingly, a $1.0 million loss on the joint venture was recognized in the results of operations. The Company anticipates an additional capital contribution to the joint venture of approximately $0.5 million during the remaining 3 quarters of 1997. If GENXON continues to generate losses during this time frame, the Company will record its share of these losses to the extent of its capital contribution. However, these losses may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved.

    PROPOSED TRANSACTION WITH GLAXO WELLCOME

    The Company and Glaxo Wellcome Inc. ("Glaxo") signed a non-binding letter of intent effective February 5, 1997 to enter into a transaction pursuant to which the Company would acquire (the "Facility Acquisition") Glaxo's pharmaceutical production facility in Greenville, North Carolina (the "Facility") as part of its expansion plans for Fine Chemicals.

    The proposed agreement calls for the Company to purchase all of the buildings and equipment at the 1.8 million-square-foot Facility, as well as the approximately 600 acres of land on which it is situated. Under the agreement, the Company will enter into long term manufacturing contracts to supply designated Glaxo Wellcome products, including bulk active chemicals, final dosage forms, sterile products, and third party products.

    Under the terms of the proposed Acquisition, the Company will pay Glaxo an undisclosed amount. The Facility Acquisition is expected to be financed by a combination of an equity investment in Catalytica by Morgan Stanley Capital Partners and debt from a major global financial institution. In addition, Glaxo will receive a small equity stake in both Catalytica, Inc. and Fine Chemicals. The agreements also provide for Glaxo to receive a share of the profits from Catalytica's production of products in the Greenville site's sterile products facility. Terms of the equity financing are expected to be structured to reflect the valuation of the Company's businesses prior to the announcement of the Facility Acquisition. Terms of the debt financing are expected to be structured to reflect anticipated cash flows under the supply contracts with Glaxo Wellcome and other parties.

    No definitive agreements have been signed by the Company and Glaxo relating to the proposed Facility Acquisition. As a result, there can be no assurance, and stockholders should not assume, that the proposed transactions will be completed. The completion of the Facility Acquisition is subject to a number of risks and uncertainties, including the following:
    (i) completion of the negotiation of definitive documents, including an asset purchase agreement and long term supply contracts for chemical, final dosage, sterile, and third party products; (ii) completion of the due diligence review by the Company and its equity and debt financing sources;
    (iii) completion of the negotiation of the terms of the substantial equity and debt financings required to consummate the Facility Acquisition; and
    (iv) receipt of certain regulatory approvals and consents, including stockholder approval.

    In addition, the proposed Facility Acquisition, which is not expected to close prior to the summer of 1997, will require significant management time and legal, accounting and other expenditures, whether or not the transactions are completed. In the event the Acquisition is consummated, the additional facilities, employees and business volumes will substantially increase the Company's expenses and working capital requirements and place substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition depends on the levels of new manufacturing business developed by the Company, and the related terms negotiated by the parties. In the event the Company does not achieve additional new business from Glaxo and other customers on terms sufficient to offset the costs associated with operating and maintaining the new facilities, and with servicing the debt associated with the acquisition of the new facilities, the Company's results of operations and financial condition would be materially adversely affected.

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    Total cash and cash equivalents plus short-term investments decreased to $19.7 million compared to $23.8 million at December 31, 1996. This decrease is primarily due to the net loss for the quarter coupled with capital spending at the Catalytica Fine chemicals Bay View manufacturing facility. These cash outflows were partially offset by borrowings against various credit facilities and funds received from the sale of common stock through stock option exercises.

    During the past several years, the Company has obtained various lines of credit to fund capital purchases and future working capital needs. One of these lines of credit collateralized with accounts receivable was increased to $3.5 million in 1996. As of March 31, 1997, the Company had approximately $2.8 million outstanding under this line of credit, and is in compliance with it's debt covenants. To the extent the Company does not comply with various required financial covenants in the future, there can be no assurance that the bank will waive the covenants. Failure to comply with the financial covenants could result in acceleration of payment of the principal amount and interest due under the line and termination of the line of credit.

    The Company's operations to date have required substantial amounts of cash. The Company anticipates that existing capital resources, product revenues, and research and development revenues will enable the Company to maintain current and planned operations for at least the next 12 months, excluding the significant capital which will be required if the Facility Acquisition is completed. The Company's future capital requirements will depend on many factors, including rate of commercialization of the Company's catalytic combustion systems, the need to expand manufacturing capacity for both its fine chemicals and combustion systems business, and the completion of the proposed transaction with Glaxo. However, adequate funds for future operations, whether from the financial markets or from collaborative or other arrangements, may not be available when needed or on terms acceptable to the Company and, if available or acceptable to the Company, may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and product development programs. Although there can be no assurance the Company will obtain orders sufficient to fill the capacity by such time, the Company's manufacturing facility for pharmaceutical intermediates is expected to reach capacity in 1997. In order to augment its current pharmaceutical intermediates manufacturing capacity, the Company entered into a non-binding letter of intent with Glaxo Wellcome to acquire Glaxo's pharmaceutical production facility in Greenville, North Carolina. See "Proposed Transaction with Glaxo Wellcome" as discussed above and in following "Risk Factors" section.

    RISK FACTORS
    ------------

    History of Operating Losses and Uncertainty of Future Results

    The Company's business has not been profitable to date, and as of March 31, 1997, the Company had an accumulated deficit of $50.5 million. The Company anticipates incurring additional losses for at least the next several quarters. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the amount and timing of expenses incurred and revenues received. In particular, the Company's operating results are affected by the size and timing of receipt of orders for and shipments of its fine chemicals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. Through 1993, substantially all of the Company's revenues were derived from research and development contracts. Most of the Company's research and development contracts are subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. There can be no assurance the Company will continue to receive research and development funding, and the Company expects that it will increasingly rely on product sales for its revenues.

    In 1994, the Company began deriving revenues from the sale of fine chemicals products. During the past several years, a significant portion of the Company's product revenues has been derived from sales to Novartis Agro, Inc. ("Novartis") under a five-year contract pursuant to which Novartis committed to buy certain minimum volumes for the first four years and eight months. The Company has no contractual volume commitment from Novartis beyond May 31, 1998. There can be no assurance the Novartis contract will be renewed or replaced with new business. The Novartis agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of notice. The Company expects that it will need to manufacture new products to increase revenue. Typically, new products have lower gross margins during the initial manufacturing phase, which could have an adverse effect on the Company's results of operations. For example, during the quarter ended March 31, 1997, costs of goods sold reflected higher than normal costs associated with production start-up of several new Fine Chemical products. To achieve profitable operations, Catalytica must significantly increase its commercial sales of fine chemicals and successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, or at all.

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

    The Company, through its subsidiary Catalytica Combustion Systems, Inc. ("CCSI"), and the GENXON joint venture, is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by turbine manufacturers. Ultimate sales of the Company's combustion system products will depend upon the acceptance and users of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers. The Company's subsidiary, CCSI, is currently working with leading turbine manufacturers, including: General Electric in large turbines, and Allison Engine Co., a subsidiary of Rolls Royce, and Solar, a subsidiary of Caterpillar, Inc., in medium size turbines. In addition, through its joint venture company GENXON, the Company is developing complete combustor systems for Affiliated Group of Companies (AGC), to be used on small Kawasaki Heavy Industries turbines for mobile cogeneration applications. GENXON is also developing complete combustor systems utilizing Catalytica's combustion technology for end users to be "retro fitted" on older "out-of-warranty" turbines no longer supported by OEM's. Neither the Company, its subsidiary CCSI, nor the joint venture company GENXON have formal long-term agreements in place with any of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets would be adversely affected if any of these companies terminated its relationship with the Company or GENXON. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer. The Company currently has limited manufacturing and marketing capability for its combustion products. The Company's existing facilities are inadequate for commercial production of the combustion products under development, and to the extent that the Company chooses to produce commercial quantities of its products, the Company will be required to develop or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develop marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develop an effective marketing and sales organization. In addition, some of the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants: accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions which affect capital investment decisions, as well as the regulatory environment. There can be no assurance that the Company's products will be economically attractive when compared to competitive products.

    Proposed Transaction With Glaxo Wellcome

    The Company and Glaxo Wellcome Inc. ("Glaxo") signed a non-binding letter of intent effective February 5, 1997 to enter into a transaction pursuant to which the Company would acquire (the "Facility Acquisition") Glaxo's pharmaceutical production facility in Greenville, North Carolina (the "Facility") as part of its expansion plans for Fine Chemicals.

    The proposed agreement calls for the Company to purchase all of the buildings and equipment at the 1.8 million-square-foot Facility, as well as the approximately 600 acres of land on which it is situated. Under the agreement, the Company will enter into long term manufacturing contracts to supply designated Glaxo Wellcome prescription products.

    Under the terms of the proposed Acquisition, the Company will pay Glaxo an undisclosed amount. The Facility Acquisition is expected to be financed by a combination of an equity investment in Catalytica by Morgan Stanley Capital Partners and debt from a major global financial institution. In addition, Glaxo will receive a small equity stake in both Catalytica, Inc. and Fine Chemicals. The agreements also provide for Glaxo to receive a share of the profits from Catalytica's production of medicines in the Greenville site's sterile products facility. Terms of the equity financing are expected to be structured to reflect the valuation of the Company's businesses prior to the announcement of the Facility Acquisition. Terms of the debt financing are expected to be structured to reflect anticipated cash flows under supply contracts with Glaxo Wellcome and other parties.

    No definitive agreements have been signed by the Company and Glaxo relating to the proposed Facility Acquisition. As a result, there can be no assurance, and stockholders should not assume, that the proposed transactions will be completed. The completion of the Facility Acquisition is subject to a number of risks and uncertainties, including the following:
    (i) completion of the negotiation of definitive documents, including an asset purchase agreement and long term supply contracts for chemical, final dosage, sterile, and third party products; (ii) completion of the due diligence review by the Company and its equity and debt financing sources; (iii) completion of the negotiation of the terms of the substantial equity and debt financings required to consummate the Facility Acquisition; and (iv) receipt of certain regulatory approvals and consents, including stockholder approval.

    In addition, the proposed Facility Acquisition, which is not expected to close prior to the third quarter of 1997, will require significant management time and legal, accounting and other expenditures, whether or not the transactions are completed. In the event the Acquisition is consummated, the additional facilities, employees and business volumes will substantially increase the Company's expenses and working capital requirements and place substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition depends, in part, on the levels of manufacturing business developed by the Company. In the event the Company does not achieve additional new business from Glaxo and other customers on terms sufficient to offset the costs associated with operating and maintaining the new facilities, and with servicing the debt associated with acquisition of the new facilities, the Company's results of operations and financial condition would be materially adversely affected.

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

    The initial capital commitment of the GENXON joint venture partners is $10 million - $2 million from Combustion Systems and $8 million from Woodward - payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. If the milestones are not met, and the Company desired to complete any projects being developed by the joint venture, the Company could be required to fund the projects itself if Woodward decides not to make any additional capital contributions to GENXON. If such an event were to occur, it could have a material adverse effect on the Company's results of operations and financial condition. See "Management Discussion and Analysis of Financial Conditions and Results of Operations."

    On January 3, 1997, Catalytica Combustion Systems, Inc. (CCSI) made it's first cash infusion of $1.0 million into the GENXON joint venture. CCSI recognized its 50% share of GENXON losses for the three month period ending March 31, 1997 up to its committed capital contribution of $1.0 million made in January, 1997. Accordingly, a $1.0 million loss on the joint venture was recognized in the results of operations. The Company anticipates an additional capital contribution to the joint venture of approximately $0.5 million during the remaining 3 quarters of 1997. If GENXON continues to generate losses during this time frame, the Company will record its share of these losses to the extent of its capital contribution. However, these losses may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved.

    Unlike Catalytica Combustion Systems' efforts to date which have focused only on the design of the catalyst assembly, GENXON is developing entire combustion systems. The development of complete combustion systems by GENXON to serve the retrofit market will require the design of new combustion chambers to be retrofitted on existing turbines. This new combustion chamber will incorporate a XONON catalyst. There can be no assurance that GENXON will be successful in developing new combustion chambers that will work in lieu of the current design that does not incorporate a catalyst. There can be no assurance that GENXON's products will be economically attractive when compared to competitive products.

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

    In the future, the Company intends to manufacture bulk actives. To do so, the Company would be required to comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations, and certain of the Company's customers may also require the Company to adhere to cGMP regulations, even if not required by the FDA. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, recall or seizure. If the Facility Acquisition is completed, the Company will also be required to comply with cGMP requirements for the Greenville Facility. Failure of the Company's customers to obtain and to maintain FDA clearance for marketing of the products manufactured by the Company, or failure of the Company to comply with cGMP regulations as required by the FDA or the Company's customers, would have a material adverse effect on the Company's results of operations.

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

    The Company leases the land on which its Bay View Manufacturing Facility is located from Rhone Poulenc, Inc., ("Rhone Poulenc"). The past activities of Rhone Poulenc's predecessor caused significant soil and groundwater contamination of the facility and a down gradient area located along the San Francisco Bay. Consequently, the site is subject to a clean up and abatement order issued by the Bay Area Regional Water Quality Control Board ("RWQCB") which currently requires stabilization, containment and monitoring of the arsenic and volatile organic contamination at the site and surrounding areas. The ground lease between Rhone Poulenc and the Company includes an indemnity by Rhone Poulenc against any costs and liabilities that the Company might incur to fulfill the RWQCB order and to otherwise address the contamination that is the subject of the order. The Company also has obtained an indemnification from Novartis (the immediately preceding owner/operator of the facility) against any costs and liability the Company may incur with respect to any contamination caused by Novartis' operations. However, there can be no assurance that the Company will not be held responsible with respect to the existing contamination or named in an action brought by a governmental agency or a third party because of such contamination. If the Company is held responsible and it has contributed to the contamination, it will be liable for any damage to third parties, and will be required to indemnify Rhone Poulenc and Novartis for any additional clean up costs or liability they may incur, with respect to the contamination caused by the Company. The determination of the existence and additional cost of any such incremental contamination contribution by the Company could involve costly and time-consuming negotiations and litigation. Further, any such incremental contamination by the Company or the unenforceability of either of the indemnity agreements described above could materially adversely affect the Company's business and results of operations.

    If the Facility Acquisition is completed, the Company will be faced with environmental risks similar to those arising from the Bay View Manufacturing Facility, including risks arising from future operations and cross indemnification provisions with Glaxo Wellcome. The Greenville Facility has existing environmental cleanup which Glaxo Wellcome is responsible for.

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

Date:  May 14, 1997                      CATALYTICA, INC.
       ------------                      (Registrant)


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