Form 10-Q/A
period 1997-03-31
CATALYTICA INC
filed 1997-06-04
CIK 841466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q/A

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

    PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits


          *27.1   Financial Data Schedule


     (b)  Reports on Form 8-K


          The Company filed one report on Form 8-K during the quarter ended March 31, 1997. On February 24, 1997 the Company filed a Report on Form 8-K in response to trading activity in the Company's Common Stock following its news release dated February 5, 1997 relating to the acquisition of a pharmaceutical production facility from Glaxo Wellcome Inc., located in Greenville, North Carolina.

All information required by other items in Part II is omitted because the items are inapplicable, the answer is negative or substantially the same information has been previously reported by the registrant.


-------------
*Previously filed under Form 10-Q on May 14, 1997.

                                CATALYTICA, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 3, 1997                  CATALYTICA, INC.
       ------------                      (Registrant)


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