Form 10-Q
period 1997-06-30
CATALYTICA INC
filed 1997-08-14
CIK 841466

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                          COMMISSION FILE NO. 0-20966

                               ----------------

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [_]

  The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 20,302,254 as of July 30, 1997.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 JUNE 30, 1997

                                                                         PAGE NO.
                                                                         --------
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  Condensed Consolidated Balance Sheets as of June 30, 1997 and
   December 31, 1996...................................................      3
  Condensed Consolidated Statements of Operations for the three months
   ended June 30, 1997 and June 30, 1996...............................      4
  Condensed Consolidated Statements of Cash Flows for the three months
   ended June 30, 1997 and June 30, 1996...............................      5
  Notes to Condensed Consolidated Financial Statements.................      6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.........................................      8
PART II. OTHER INFORMATION.............................................     21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     21
ITEM 5. OTHER INFORMATION..............................................     22
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................     28
SIGNATURES.............................................................     29

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CATALYTICA, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1996
                                                          --------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 11,372    $ 15,540
  Short-term investments.................................    4,490       8,281
  Accounts receivable, net...............................    5,237       3,944
  Accounts receivable from joint venture.................      332         865
  Notes receivable from employees........................      255         328
  Inventory:
    Raw materials........................................    1,309       1,689
    Work in process......................................      265         249
    Finished goods.......................................      131       1,479
                                                          --------    --------
                                                             1,705       3,417
  Prepaid expenses and other acquisition costs...........    4,573         681
                                                          --------    --------
    Total current assets.................................   27,964      33,056
Property and equipment:
  Equipment..............................................   11,163       9,260
  Leasehold improvements.................................    9,230       8,173
                                                          --------    --------
                                                            20,393      17,433
  Less accumulated depreciation and amortization.........  (10,197)     (9,536)
                                                          --------    --------
                                                            10,196       7,897
Notes receivable from employees..........................       50          50
                                                          --------    --------
                                                          $ 38,210    $ 41,003
                                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $  1,587    $  2,055
  Accrued payroll and related expenses...................    1,623       1,372
  Deferred revenue.......................................    1,627       1,643
  Accrued acquisition costs..............................    1,069           0
  Other accrued liabilities..............................      749         949
  Borrowings under line of credit........................    3,498       2,300
  Current portion of long-term debt......................      784         833
                                                          --------    --------
    Total current liabilities............................   10,937       9,152
Long-term debt...........................................    1,285       1,524
Non-current deferred revenue.............................    4,287       5,064
Minority interest........................................    8,000       8,000
Stockholders' equity:
  Common stock...........................................       20          19
  Additional paid-in capital.............................   66,050      65,482
  Deferred compensation..................................      (19)        (41)
  Accumulated deficit....................................  (52,350)    (48,197)
                                                          --------    --------
    Total stockholders' equity...........................   13,701      17,263
                                                          --------    --------
                                                          $ 38,210    $ 41,003
                                                          ========    ========

                             See accompanying notes

                                CATALYTICA, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                             THREE MONTHS       SIX MONTHS
                                            ENDED JUNE 30,    ENDED JUNE 30,
                                            ----------------  ----------------
                                             1997     1996     1997     1996
                                            -------  -------  -------  -------
Revenues:
  Product sales............................ $ 6,262  $ 2,685  $ 9,321  $ 4,702
  Research revenues........................   1,500    1,424    3,226    2,747
                                            -------  -------  -------  -------
                                              7,762    4,109   12,547    7,449
Costs and expenses:
  Cost of sales............................   6,013    2,433    9,087    4,443
  Research and development.................   2,240    2,971    4,439    5,542
  Selling, general and administrative......   1,001    1,215    1,991    2,461
                                            -------  -------  -------  -------
Total costs and expenses...................   9,254    6,619   15,517   12,446
Operating loss.............................  (1,492)  (2,510)  (2,970)  (4,997)
Interest income............................     239      294      505      539
Interest expense...........................    (125)     (99)    (238)    (227)
Gain on sale of assets.....................     --       505      --       505
Loss on joint venture......................    (450)     --    (1,450)     --
                                            -------  -------  -------  -------
Net loss................................... $(1,828) $(1,810) $(4,153) $(4,180)
                                            =======  =======  =======  =======
Net loss per share......................... $ (0.09) $ (0.09) $ (0.21) $ (0.22)
                                            =======  =======  =======  =======
Shares used in computing net loss per
 share.....................................  19,918   19,250   19,987   19,223
                                            =======  =======  =======  =======


                            See accompanying notes.

                                CATALYTICA, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................... $ (4,153) $ (4,180)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activity:
  Depreciation and amortization............................      630       412
  Losses in affiliated company.............................    1,450       --
  Changes in:
    Accounts receivable....................................   (1,293)       99
    Accounts receivable from joint venture.................      533       --
    Inventory..............................................    1,712    (1,128)
    Prepaid expenses and other current assets..............   (3,892)     (174)
    Accounts payable.......................................     (468)     (292)
    Accrued payroll and related expenses...................      251       (89)
    Deferred revenue.......................................     (793)    7,387
    Accrued acquisition costs..............................    1,069         0
    Other accrued liabilities..............................     (200)      352
                                                            --------  --------
      Net cash provided by (used in) operating activities..   (5,154)    2,387
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments...................................  (13,184)  (15,520)
Maturities of investments..................................   17,028    24,000
Investment in affiliate company............................  (1,450)       --
Acquisition of property and equipment......................   (2,960)   (1,118)
                                                            --------  --------
      Net cash provided by (used in) investing activities..     (566)    7,362
CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts on (issuance of) notes receivable from
 employees.................................................       73      (224)
Additions to debt obligations..............................    1,645     1,111
Payments on debt obligations...............................     (735)   (3,419)
Minority investment........................................      --      8,000
Sale of common stock.......................................      569       189
                                                            --------  --------
      Net cash provided by (used in) financing activities..    1,552     5,657
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   (4,168)   15,406
Cash and cash equivalents at beginning of period...........   15,540     5,021
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 11,372  $ 20,427
                                                            ========  ========

                            See accompanying notes.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1996.

2. NET LOSS PER SHARE

  Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded in the computation as their effect is antidilutive.

3. IMPACT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact on earnings per share for the quarters ended June 30, 1997 and June 30, 1996, as the Company is in a net loss position for the quarters then ended.

4. FINANCIAL INSTRUMENTS

  For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase which are held-to-maturity ($1,306,000 at June 30, 1997) and investments with maturities greater than three months which are available-for-sale (none at June 30, 1997) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (3,184,000 outstanding at June 30, 1997). All investments at June 30, 1997, were carried at amortized cost, which approximated fair market value. The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

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

6. FORMATION OF GENXON(TM) JOINT VENTURE WITH WOODWARD GOVERNOR COMPANY

  On October 15, 1996 Catalytica's subsidiary Catalytica Combustion Systems Inc. ("CCSI") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM)

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(CONTINUED)

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

  CCSI recognized its 50% share of GENXON losses for the three and six month periods ending June 30, 1997 up to its committed capital contribution of $0.45 million and $1.45 million, respectively. Accordingly, losses on the joint venture were recognized in the results of operations. GENXON recognized $268,000 in revenues and had a loss amounting to $7.1 million for the six months ending June 30, 1997.

  As of June 30, 1997, an account receivable for $332,000 exists from the joint venture for costs incurred by CCSI. Accordingly these costs have not been included in the consolidated entity.

7. ACQUISITION OF GLAXO WELLCOME FACILITY

  On July 31, 1997, Catalytica Pharmaceuticals, Inc. (formerly Catalytica Fine Chemicals, Inc.), a subsidiary of the Company, acquired from Glaxo Wellcome Inc. a pharmaceutical manufacturing facility (the "Facility") located in Greenville, North Carolina (the "Acquisition"), in exchange for (i) $246.6 million in cash subject to a post-closing adjustment based on closing date inventory levels; (ii) 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals; (iii) warrants to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $12.00 per share and (iv) 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million attributable to the sterile products portion of the Facility, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25.0 million. In connection with the Acquisition, Glaxo Wellcome and Catalytica Pharmaceuticals have entered into a supply agreement under which Catalytica Pharmaceuticals will manufacture products for Glaxo Wellcome over the next one and a half years for secondary products, the next three and a half years for sterile products and the next five years for primary products (the "Supply Agreement"). See "Item 5--Other Information."

  With the closing of the Acquisition, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000. As a result of the Stock Sale, as of July 31, 1997, MSCP owns approximately 40% of the Company's outstanding voting securities and approximately 60% of the Company's outstanding securities on a fully converted basis. See "Item 5--Other Information--Financing of the Acquisition" for a discussion of the Class A and B Common Stock.

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") have entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase has agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility will be available for the issuance of letters of credit. The Term Debt Facility will mature four and one-half years after consummation of the Acquisition and will amortize in quarterly installments commencing on the last day of the third fiscal quarter of 1998 in aggregate annual amounts of (i) $50,000,000 in the year 1998, (ii) $37,500,000 in the year 1999, (iii) $20,000,000 in the year 2000, and (iv) $17,500,000 in the year 2001. The Revolving Debt Facility will mature four and one-half years after consummation of the Acquisition. See "Item 5--Other Information-- Financing of the Acquisition" for a discussion of the Debt Facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, including those statements which have been identified by an asterisk ("*") and other statements regarding the Company's strategy, financial performance and revenue sources. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this Report.

  Catalytica is developing advanced products and manufacturing processes which use the Company's proprietary chemical catalysis technologies by lowering manufacturing costs and reducing hazardous byproducts. The Company has developed significant expertise in catalysis, an essential step in the production of many industrial products. The Company's product sales are derived from sales of fine chemicals' products and its research and development revenues are derived principally from the Company's Combustion Systems and Advanced Technology businesses. In December 1993, the Company acquired a manufacturing facility from Novartis (formerly Sandoz) to obtain fine chemicals manufacturing capacity. As part of the acquisition, Novartis entered into a five-year contract for the manufacture of a fine chemical intermediate. Under the terms of the agreement, Novartis transferred certain equipment and technology relating to the manufacture of the particular intermediate, and agreed to purchase all of its requirements of such intermediate from Catalytica Pharmaceuticals, subject to certain volume limitations. These requirements represent approximately $3 million of revenue per year. However, the timing of receipt of revenues under this contract varies, depending on the timing of receipt of orders and shipment of products. During the year ended December 31, 1996, and the six months ended June 30, 1997, 18% and 43%, respectively, of the Company's fine chemical product revenues were derived from sales to Novartis. The Company has no contractual volume commitments from Novartis beyond May 31, 1998, and there can be no assurance the Novartis contract will be renewed. The Company plans to replace the Novartis contractual products with higher margin product sales to new customers in the pharmaceutical industry. The agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of the notice.

  On July 31, 1997, Catalytica Pharmaceuticals, Inc. (formerly Catalytica Fine Chemicals, Inc.), a subsidiary of the Company, acquired from Glaxo Wellcome Inc. a pharmaceutical manufacturing facility (the "Facility") located in Greenville, North Carolina (the "Acquisition"), in exchange for (i) $246.6 million in cash subject to a post-closing adjustment based on closing date inventory levels; (ii) 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals; (iii) warrants to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $12.00 per share and (iv) 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million attributable to the sterile products portion of the Facility, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25.0 million. In connection with the Acquisition, Glaxo Wellcome and Catalytica Pharmaceuticals have entered into a supply agreement under which Catalytica Pharmaceuticals will manufacture products for Glaxo Wellcome over the next one and a half years for secondary products, the next three and a half years for sterile products and the next five years for primary products (the "Supply Agreement").

  With the closing of the Acquisition, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000. As a result of the Stock Sale, as of July 31, 1997, MSCP owns approximately 40% of the Company's outstanding voting securities and approximately 60% of the Company's outstanding securities on a fully converted basis. See "Item 5--Other Information--Financing of the Acquisition" for a discussion of the Class A and B Common Stock.

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") have entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase has agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility will be available for the issuance of letters of credit. The Term Debt Facility will mature four and one-half years after consummation of the Acquisition and will amortize in quarterly installments commencing on the last day of the third fiscal quarter of 1998 in aggregate annual amounts of (i) $50,000,000 in the year 1998, (ii) $37,500,000 in the year 1999, (iii) $20,000,000 in the year 2000, and (iv) $17,500,000 in the year 2001. The Revolving Debt Facility will mature four and one-half years after consummation of the Acquisition. See "Item 5--Other Information-- Financing of the Acquisition" for a discussion of the Debt Facilities.

  The Company's business has not been profitable to date, and as of June 30, 1997, the Company had an accumulated deficit of $52.4 million. To achieve profitable operations, Catalytica must successfully manage the operations of the Facility, and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products. The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994 and, with the Acquisition of the Facility, will substantially increase its manufacturing of pharmaceutical products in 1997.

  The additional facilities, employees and business volumes resulting from the Acquisition will substantially increase the expenses and working capital requirements and place substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition and the Company's future results depend, in significant part, on the levels of manufacturing business developed by Catalytica Pharmaceuticals. In the event Catalytica Pharmaceuticals does not obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Facility, and with servicing the debt incurred in connection with the acquisition of the Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

  Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals will have a material effect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses will be insignificant for the remainder of 1997 and 1998.* The anticipated revenues from the Supply Agreement with Glaxo Wellcome are expected to allow the Company to achieve profitable operations for Catalytica Pharmaceuticals for the remainder of 1997 and for 1998.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome.* The Company anticipates that its income (loss) per share will be adversely affected in the second half of 1997, when it expects to repurchase up to 5,000,000 shares of its Class B Common Stock from MSCP at a price of $4.75 per share with the proceeds from a warrant issuance it expects to occur during the third fiscal quarter of 1997.*

  Manufacturing at the Facility is conducted in three district operations: primary, secondary and sterile. There is excess manufacturing capacity available at the primary facility beginning in mid-1998 and based on marketing efforts to date Catalytica Pharmaceuticals expects it will have one or more customers for some or all of the unused primary facility beginning in mid-1998.* There is substantial excess manufacturing capacity immediately available at the secondary and sterile facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture secondary and sterile products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until 1998 or 1999 at the earliest. Catalytica Pharmaceuticals' inability to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations.

  On May 8, 1996, Catalytica Pharmaceuticals, announced that Pfizer Inc. had signed an agreement to infuse $15 million in Catalytica Pharmaceuticals. These funds provided Pfizer a 15 percent interest in Catalytica

Pharmaceuticals and a five-year research and development ("R&D") commitment by Catalytica Pharmaceuticals to develop new processes and technology for the manufacture of Pfizer products. Prior to this investment, Catalytica Pharmaceuticals was a wholly-owned subsidiary of Catalytica, Inc. Pursuant to the terms of the Acquisition, Glaxo Wellcome received a 1.5% equity interest in Catalytica Pharmaceuticals and the Company purchased additional stock so that Pfizer's ownership interest was decreased to approximately 4.4%.

  During the past four years, Catalytica Pharmaceuticals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer's promising new pharmaceuticals. The Pfizer drugs are at varying stages of approval by the Food and Drug administration, ranging from Phase II clinical trials through the New Drug Application stage. Catalytica Pharmaceuticals currently manufactures intermediates for certain Pfizer drugs and anticipates becoming a supplier of intermediates to Pfizer for other pharmaceutical products in the future.* There can be no assurance, however, that orders will be forthcoming from Pfizer.

  On June 28, 1996, Catalytica completed the sale of substantially all the assets of Advanced Sensor Devices, Inc. ("ASD") to Monitor Labs, Inc. Prior to the sale, ASD produced continuous emission monitors ("CEMs") based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, a second payment of $0.5 million a year end, and a royalty stream based on future revenues. The Company recorded a gain of $0.9 million on the sale of these assets.

  On October 15, 1996, Catalytica's subsidiary Catalytica Combustion Systems Inc. ("CCSI") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM) Power Systems, LLC, will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets. These planning services are expected to result in the delivery of an integrated product portfolio which includes CCSI's XONON(TM) technology for ultra low NOx emissions, Woodward's NetCon(R) control systems, turbine overhaul and upgrades, as well as contract maintenance and service.*

  The initial capital commitment of the GENXON joint venture partners is $10 million--$2 million from CCSI and $8 million from Woodward--payable over time as the funds are required by the joint venture. These capital infusions are predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. In addition to the capital commitment, CCSI has contributed to the joint venture an exclusive license for the use of its catalytic combustion technology, and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustors. CCSI began accounting for its share of the joint venture gain or loss upon the first cash infusion totaling $1.0 million which occurred on January 3, 1997 upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward Governor.

RESULTS OF OPERATIONS

  Net revenues for the three and six months ended June 30, 1997 increased by 89% and 68% respectively, compared to the same quarter in fiscal 1996 largely due to an increase in product sales coupled with higher research revenues. Product sales during the second quarter and first half of 1996 were up 133% and 98% respectively when compared to the same periods of 1996 primarily due to increased shipments of fine chemical products to Novartis and other customers. The increase in research revenues reflects a funded research commitment associated with the five-year R&D agreement between Catalytica Pharmaceuticals and Pfizer to develop new processes and technology for the manufacture of Pfizer products (See overview above).

  Cost of goods sold increased 147% for the second quarter of 1997 and increased 105% for the first six months of 1997. The increase in cost of goods sold for both the three and six month periods reflects increased physical volume of product sales of fine chemical products coupled with higher than normal costs associated with production start-up of several new fine chemical products. Margins on the fine chemical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical manufacturing environment.

  Research and development expenses decreased 25% and 20% for the three and six months ended June 30, 1997, as compared to the same periods in 1996. This decrease is largely due to a shift of certain catalytic combustion research and development costs from Catalytica to the GENXON joint venture (See overview above). This transfer of R&D funding occurred August 1, 1996, and resulted in approximately $1.1 million of research and development costs being financed by the joint venture rather than Catalytica during the second quarter of fiscal 1997. Cessation of all research activities of Advanced Sensor Devices ("ASD") following the sale of its assets on June 28, 1996, also contributed approximately $0.4 million towards the reduction of R&D expenses (See overview above). This decrease in R&D expense during the second quarter of 1997, due to the formation of the joint venture and sale of ASD, was partially offset by increases in R&D expenses elsewhere in the Company including the new research activities supporting the research commitment to Pfizer Inc. Research and development expenses may fluctuate from quarter to quarter.

  Selling, general and administrative expenses ("SG&A") decreased 18% for the second quarter of 1997 and decreased 19% for the first six months of 1997 compared to the same periods of 1996 largely due to the discontinuation of the Advanced Sensor Devices business. The Company has incurred significant legal, accounting, and other SG&A related expenditures as a result of the proposed acquisition of the Facility. These costs have been capitalized as part of the purchase price of the Facility.

  Net interest income decreased 19% for the second quarter of 1997 and decreased 6% for the first six months of 1997 when compared to the same periods last year due to reduced balances of cash and short-term investments.

  On January 3, 1997, Catalytica Combustion Systems, Inc. ("CCSI") made its first cash infusion of $1.0 million into the GENXON joint venture. CCSI recognized its 50% share of GENXON losses of $.45 million for the second quarter of 1997 and $1.45 million for the first six months of 1997 up to its committed capital contribution of $1.45 million. Accordingly, a $1.45 million loss on the joint venture was recognized in the results of operations. The Company estimates it may make additional capital contributions to the joint venture of up to $1.0 million during the remaining two quarters of 1997. If GENXON continues to generate losses during this time frame, the Company will record its share of these losses to the extent of its capital contribution. However, these losses may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved.

LIQUIDITY AND CAPITAL RESOURCES

  Total cash and cash equivalents plus short-term investments decreased to $15.9 million during the six months at June 30, 1997, compared to $23.8 million at December 31, 1996. This decrease is primarily due to the net loss for the period coupled with capital spending at the Catalytica Pharmaceuticals Bay View manufacturing facility and prepaid acquisition costs related to the Acquisition. These cash outflows were partially offset by borrowings against various credit facilities and funds received from the sale of common stock through stock option exercises.

  During the past several years, the Company has obtained various lines of credit to fund capital purchases and future working capital needs. One of these lines of credit collateralized with accounts receivable was increased to $3.5 million in 1996. As of June 30, 1997, the Company had approximately $3.5 million outstanding under this line of credit. On July 31, 1997, this line of credit was repaid with borrowings under a credit facility with a syndicate of banks led by The Chase Manhattan Bank entered into in connection with the Acquisition.

  With the closing of the Acquisition, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of

$120,000,000. As a result of the Stock Sale, as of July 31, 1997, MSCP owns approximately 40% of the Company's outstanding voting securities and approximately 60% of the Company's outstanding securities on a fully converted basis. See "Item 5--Other Information--Financing of the Acquisition" for a discussion of the Class A and B Common Stock.

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") have entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase has agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility will be available for the issuance of letters of credit. The Term Debt Facility will mature four and one-half years after consummation of the Acquisition and will amortize in quarterly installments commencing on the last day of the third fiscal quarter of 1998 in aggregate annual amounts of (i) $50,000,000 in the year 1998, (ii) $37,500,000 in the year 1999, (iii) $20,000,000 in the year 2000, and (iv) $17,500,000 in the year 2001. The Revolving Debt Facility will mature four and one-half years after consummation of the Acquisition. See "Item 5--Other Information-- Financing of the Acquisition" for a discussion of the Debt Facilities.

  The Company's operations to date have required substantial amounts of cash. As part of the financing of the Acquisition, Catalytica Pharmaceuticals incurred approximately $140 million of long-term indebtedness. The Company and its subsidiaries have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations will be increased substantially. The Company anticipates that cash flows associated with the Supply Agreement will be sufficient to reduce indebtedness incurred in connection with the Acquisition to a level supportable by the current assets of the Company.* The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business. Adequate funds for future operations, whether from the financial markets or from collaborative or other arrangements, may not be available when needed or on terms acceptable to the Company and, if available or acceptable to the Company, may result in significant dilution to existing stockholders.

                                 RISK FACTORS

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, including those statements which have been identified by an asterisk ("*") and other statements regarding the Company's strategy, financial performance and revenue sources. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. In addition to the other information in this report, the following factors should be carefully considered in evaluating the Company and its business.

  History of Operating Losses and Uncertainty of Future Results. The Company's business has not been profitable to date, and as of June 30, 1997, the Company had an accumulated deficit of $52.4 million. To achieve profitable operations, Catalytica must successfully manage the operations of the Facility, and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products. The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994 and, with the Acquisition of the Facility, will substantially increase its manufacturing of pharmaceutical products in 1997.

  The additional facilities, employees and business volumes resulting from the Acquisition will substantially increase the expenses and working capital requirements and place substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition and the Company's future results depend, in significant part, on the levels of manufacturing business developed by Catalytica Pharmaceuticals. In the event Catalytica Pharmaceuticals does not obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Facility, and with servicing the debt incurred in connection with the acquisition of the Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

  Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals will have a material effect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses will be insignificant for the remainder of 1997 and 1998.* The anticipated revenues from the Supply Agreement with Glaxo Wellcome are expected to allow the Company to achieve profitable operations for Catalytica Pharmaceuticals for the remainder of 1997 and for 1998.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome.* The Company anticipates that its income (loss) per share will be adversely affected in the second half of 1997, when it expects to repurchase up to 5,000,000 shares of its Class B Common Stock from MSCP at a price of $4.75 per share with the proceeds from a warrant issuance it expects to occur during the third fiscal quarter of 1997.* Manufacturing at the Facility is conducted in three district operations: primary, secondary and sterile. There is excess manufacturing capacity available at the primary facility beginning in mid-1998 and based on marketing efforts to date Catalytica Pharmaceuticals expects it will have one or more customers for some or all of the unused primary facility beginning in mid-1998.* There is substantial excess manufacturing capacity immediately available at the secondary and sterile facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture secondary and sterile products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until 1998 or 1999 at the earliest. Catalytica Pharmaceuticals' inability to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Management of Substantially Increased Operations and Need for New Computer System. The Company currently expects that revenues from the operation of the Facility will represent a substantial portion of the Company's consolidated revenues for the foreseeable future. The acquisition of the Facility and the associated Supply Agreement are expected to expand Catalytica's revenues from $16.3 million during 1996 to an annualized revenue rate in excess of $300 million in the second half of 1997 and in 1998.* Existing management has only limited prior experience in managing a large and geographically dispersed operation. The Company expects to experience certain inefficiencies as it begins managing and integrating the operations of the Facility. Computer systems are used at the Facility to properly track and record the processing and distribution of products according to drug form, dose, packaging and destination. Catalytica Pharmaceuticals believes that based on anticipated changes in operations, the nature of serving multiple customers and the nature of being a contract manufacturer versus an integrated pharmaceutical company, that it will need to replace the computer system that is currently used at the Facility over the next several years. The Company will need to carefully plan a transition to a new computer system to avoid any disruption to its business. If the transition is not successfully executed, it could have a material adverse effect on the Company's results of operations.

  Reliance on Relationship with Glaxo Wellcome. Catalytica Pharmaceuticals estimates that aggregate payments by Glaxo Wellcome under the Supply Agreement will total approximately $800 million, which include guaranteed revenues plus the cost of raw materials.* The annual level of guaranteed revenues declines significantly after 1998, but is expected to continue to represent a significant source of revenue for Catalytica Pharmaceuticals.* Catalytica Pharmaceuticals is substantially dependent on Glaxo Wellcome for the next two and one half years and will continue to be dependent on Glaxo Wellcome in part thereafter until the end of the term of the Supply Agreement. Catalytica Pharmaceuticals' business and the Company's consolidated results of operations would be adversely affected if Catalytica Pharmaceuticals does not successfully perform its obligations under the Supply Agreement. This could result in increased costs to the Company or in possible termination of the Supply Agreement by Glaxo Wellcome.

  New Operating Strategy and Need to Hire Additional Personnel. The Facility has been operated primarily as a captive manufacturing facility by Glaxo Wellcome with only a limited portion of the Facility devoted to third party manufacturing. Accordingly, the employees currently operating the Facility and the managers hired to manage the operations of the Facility have limited prior experience in conducting operations as a third party manufacturer. There is limited infrastructure and an insufficient number of personnel at the Facility currently involved in sales and marketing, research and development, payroll, purchasing, accounting and information systems functions. The Company will need to establish and maintain the appropriate infrastructure and hire and train qualified personnel to perform these functions at the Facility. There can be no assurance that the Company will successfully establish the infrastructure or be able to hire qualified personnel in a timely fashion. There can be no assurance that Catalytica Pharmaceuticals will be able to establish a successful sales and marketing capability. Any failure to successfully establish these capabilities at the Facility on a timely basis would have a material adverse effect on the Company's consolidated results of operations.

  Dependence on Key Personnel. The Company's success is dependent on the retention of principal members of its management and scientific staff and on the ability to continue to attract, motivate and retain additional key personnel. Competition for such key personnel is intense, and the loss of the services of key personnel or the failure to recruit necessary additional personnel could have a material adverse effect on the Company's operations and on its research and development efforts. The Company does not have non-competition agreements with any of its key employees. The Company's anticipated expansion into areas and activities requiring additional expertise, such as manufacturing, marketing and distribution, are expected to place increased demands on the Company's resources. These activities are expected to require the addition of new personnel with expertise in these areas and the development of additional expertise by existing personnel. The successful integration of the Facility with the operations of Catalytica Pharmaceuticals will be significantly dependent upon Catalytica Pharmaceuticals' ability to attract and retain the personnel (including former Glaxo Wellcome employees) necessary to effectively integrate, and thereafter operate, the combined businesses. In this regard, Catalytica Pharmaceuticals has hired certain key managers of the Facility. Any failure on the part of Catalytica Pharmaceuticals to attract or retain necessary personnel would have a material adverse effect on the Company's consolidated results of operations.

  Uncertainties Related to Combustion Systems Business. The Company, through its subsidiary Catalytica Combustion Systems, Inc. ("CCSI"), and the GENXON joint venture, is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by turbine manufacturers. Ultimate sales of the Company's combustion system products will depend upon the acceptance and use of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers. The Company's subsidiary, CCSI, is currently working with leading turbine manufacturers, including:
General Electric in large turbines, Allison Engine Co., a subsidiary of Rolls Royce, and Solar, a subsidiary of Caterpillar, Inc., in medium size turbines. In addition, through its joint venture company GENXON, CCSI is developing complete combustor systems for Affiliated Group of Companies (AGC), to be used on small Kawasaki Heavy Industries turbines for mobile cogeneration applications. GENXON is also developing complete combustor systems utilizing Catalytica's combustion technology for end users to be retro fitted on older out-of-warranty turbines no longer supported by OEM's. Neither the Company, its subsidiary CCSI, nor the joint venture company GENXON have formal long-term agreements in place with many of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets would be adversely affected if any of these companies terminated its relationship with the Company or GENXON. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer.

  The Company currently has limited manufacturing and marketing capability for its combustion products. The Company's existing facilities are inadequate for commercial production of the combustion products under development, and to the extent that the Company chooses to produce commercial quantities of its products, the Company will be required to develop or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develop marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develop an effective marketing and sales organization. In addition, some of the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants. Accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions which affect capital investment decisions, as well as the regulatory environment. There can be no assurance that the Company's combustion products will be economically attractive when compared to competitive products.

  In October 1996 Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM) Power Systems, LLC ("GENXON"), will initially provide gas turbine fleet asset planning and utilization services for both power generation and mechanical drive markets. GENXON plans to deliver an integrated product portfolio which includes Combustion Systems' system for ultra low NOx emissions, Woodward's control systems, turbine overhaul and upgrades, as well as contract maintenance and service. Unlike Catalytica Combustion Systems' efforts to date which have focused only on the design of the catalyst assembly, GENXON is developing entire combustion systems. The development of complete combustion systems by GENXON to serve the retrofit market will require the design of new combustion chambers to be retrofitted on existing turbines. This new combustion chamber will incorporate a XONON catalyst. There can be no assurance that GENXON will be successful in developing new combustion chambers that will work in lieu of the current design that does not incorporate a catalyst. There can be no assurance that GENXON's products will be economically attractive when compared to competitive products.

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

  On January 3, 1997, Catalytica Combustion Systems, Inc. (CCSI) made its first cash infusion of $1.0 million into the GENXON joint venture. CCSI recognized its 50% share of GENXON losses of $.45 million for the second quarter of 1997 and $1.45 million for the first six months of 1997 up to its committed capital contribution of $1.45 million. Accordingly, a $1.45 million loss on the joint venture was recognized in the results of operations. The Company estimates it may make additional capital contributions to the joint venture of up to $1.0 million during the remaining two quarters of 1997. If GENXON continues to generate losses during this time frame, the Company will record its share of these losses to the extent of its capital contribution. However, these losses may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Future Capital Requirements and Uncertainty of Additional Funding; Increased Leverage. The Company's operations to date have required substantial amounts of cash. As part of the financing of the Acquisition, Catalytica Pharmaceuticals incurred approximately $140 million of long-term indebtedness. The Company and its subsidiaries have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations will be increased substantially. The Company anticipates that cash flows associated with the Supply Agreement will be sufficient to reduce indebtedness incurred in connection with the Acquisition to a level supportable by the current assets of the Company.* The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business. Adequate funds for future operations, whether from the financial markets or from collaborative or other arrangements, may not be available when needed or on terms acceptable to the Company and, if available or acceptable to the Company, may result in significant dilution to existing stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risk of Product Liability. Although Catalytica Pharmaceuticals intends to seek indemnification from its customers for any product liability claims that may result from the pharmaceutical products it produces, there can be no assurance that Catalytica Pharmaceuticals will not ultimately be found liable for any product liability claims regarding products it manufactures. Catalytica Pharmaceuticals expects it will be required to indemnify its customers for product liability claims if a manufacturing defect results in injury. There can be no assurance that Catalytica Pharmaceuticals will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities. If Catalytica Pharmaceuticals is found liable in a product liability claim and the Company does not have adequate product liability insurance or indemnification, the Company's consolidated results of operations could be materially adversely effected. Additionally, under the Supply Agreement, Catalytica Pharmaceuticals will be obligated to maintain $100,000,000 of product liability insurance. If Catalytica Pharmaceuticals does not meet this requirement, it would be considered a default under the Supply Agreement.

  Hazardous Materials and Environmental Matters. The Company's research and development activities and fine chemicals manufacturing involve the use of many hazardous chemicals. The use of such chemicals will significantly increase as a result of the acquisition of the Facility from Glaxo Wellcome. The Company is subject to extensive federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and associated waste products. The Company believes that its properties and operations comply in all material respects with applicable environmental laws; however, the risk of environmental liabilities cannot be completely eliminated. Public awareness of environmental issues has increased the impact of such laws on the conduct of manufacturing operations and ownership of property. Any failure by the Company to comply with present or future environmental laws could result in cessation of portions or all of the Company's operations, impositions of fines, restrictions on the Company's ability to carry on or expand its operations, significant expenditures by the Company to comply with environmental laws and regulations, and/or liabilities in excess of the resources of the Company. The Company has environmental impairment insurance with regard to first party and third party liability in the amount of $25,000,000 (with a $1,000,000 retention) with respect to the Facility only. There can be no assurance that the Company will not be required to make renovations or improvements to comply with environmental laws and regulations in the future. The Company's operations, business or assets could be materially adversely affected in the event such environmental laws or regulations require the Company to modify current facilities substantially or otherwise limit the Company's ability to conduct or expand its operations.

  Catalytica Pharmaceuticals expects that significant expenditures may be incurred at the Facility as a result of new environmental regulations currently under consideration. The United States Environmental Protection Agency (the "EPA") is considering new regulations for the pharmaceutical industry under the authority of the federal Clean Air Act. These proposed regulations would require the installation of "Maximum Achievable Control Technology" for certain hazardous air pollutant emissions sources ("Pharmaceutical MACT"). The EPA is also considering changes to its particulate matter emissions regulations as well as regulation of certain ozone precursor emissions. As these rules are in the early stages of consideration by the EPA, and as there can be no assurance of their adoption, the additional cost of complying with such regulations cannot be determined at this time. There can be no assurance that Catalytica Pharmaceuticals will not be required to make additional renovations or improvements to comply with environmental laws and regulations in the future. Catalytica Pharmaceuticals' operations, business and assets could be materially adversely affected in the event such environmental laws or regulations require Catalytica Pharmaceuticals to modify the current Facility substantially or otherwise limit Catalytica Pharmaceuticals' ability to conduct or expand its operations.

  Current and Potential Environmental Contamination at Catalytica Pharmaceuticals' Two Sites. The Company through a subsidiary leases the land on which its Bayview facility in East Palo Alto, California is located from Rhone Poulenc, Inc., ("Rhone Poulenc"). The past activities of Rhone Poulenc's predecessor caused significant soil and groundwater contamination of the facility and a down gradient area located along the San Francisco Bay. Consequently, the site is subject to a clean up and abatement order issued by the Bay Area Regional Water Quality Control Board ("RWQCB") which currently requires stabilization, containment and monitoring of the arsenic and volatile organic contamination at the site and surrounding areas. The ground lease between Rhone Poulenc and the Company includes an indemnity by Rhone Poulenc against any costs and liabilities that the Company might incur to fulfill the RWQCB order and to otherwise address the contamination that is the subject of the order. The Company also has obtained an indemnification from Novartis (the immediately preceding owner/operator of the facility) against any costs and liability the Company may incur with respect to any contamination caused by Novartis' operations. However, there can be no assurance that the Company will not be held responsible with respect to the existing contamination or named in an action brought by a governmental agency or a third party because of such contamination. If the Company is held responsible and it has contributed to the contamination, it will be liable for any damage to third parties, and will be required to indemnify Rhone Poulenc and Novartis for any additional clean up costs or liability they may incur, with respect to the contamination caused by the Company. The determination of the existence and additional cost of any such incremental contamination contribution by the Company could involve costly and time-consuming negotiations and litigation. Further, any such incremental contamination by the Company or the unenforceability of either of the indemnity agreements described above could materially adversely affect the Company's business and results of operations.

  Glaxo Wellcome has been working with the EPA and the North Carolina Department of Environment, Health and Natural Resources (the "NCDEHNR") to investigate, identify and remediate contamination in the soil and groundwater at the Facility. This investigation, carried out pursuant to the federal Resource Conservation and Recovery Act, has identified 16 different areas of the Facility where contamination has or may have occurred. Of these 16 areas, at least five have been identified as requiring further investigation and remediation by NCDEHNR ("Site Contamination"). Contaminants found in the soil and groundwater at the Facility include solvents, petroleum hydrocarbons and pesticides. As the new owner of the Facility, Catalytica Pharmaceuticals will become liable for such contamination. Although it is unknown at this time what further remediation will be required at the Facility and the cost of such remediation, Glaxo Wellcome has agreed to be primarily liable for any contamination at the Facility site prior to the closing of the Acquisition and to perform, at its cost, the remediation required by law for contamination of the soil and groundwater existing at the Facility as of the Closing. The Environmental Agreement with Glaxo Wellcome also requires Catalytica Pharmaceuticals to provide access to the Facility and certain facility services as required for the remediation, subject to reimbursement by Glaxo Wellcome. However, there can be no assurance that the Company or Catalytica Pharmaceuticals will not incur unreimbursed costs or suffer an interference with ongoing operations as a result of Glaxo Wellcome's remediation activities or the existence of contamination at the Facility. In addition, the Company's future development of the Facility may be limited by the existence of contamination or Glaxo Wellcome's remediation activities. There also can be no assurance that Catalytica Pharmaceuticals' ongoing operations at the Facility will not cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals of the Company could involve costly and time-consuming negotiations and litigation. Furthermore, any such contamination caused by Catalytica Pharmaceuticals or the Company could materially adversely affect the business, results of operations and financial condition of Catalytica Pharmaceuticals and the consolidated results of operations and financial condition of the Company.

  In addition, a significant amount of asbestos containing material ("ACM") is present at the Facility. Catalytica Pharmaceuticals believes that the ACM, in its present condition, does not require abatement. Abatement will only be required if and as renovations are performed in those areas containing ACM. Catalytica Pharmaceuticals cannot presently predict whether, when or to what extent it may need or desire to renovate areas of the Facility containing ACM. However, should such renovations be necessary, the additional costs could be substantial. The cash consideration for the Facility was reduced by approximately $6,400,000, in exchange for the assumption by the Company and Catalytica Pharmaceuticals of the liability associated with the abatement of ACM present at the Facility. There is no assurance that such amount will be adequate to cover the costs associated with any future abatement of ACM at the Facility. See also "Hazardous Materials and Environmental Matters."

  Catalytica Pharmaceuticals' Compliance with FDA Regulations. Many of the fine chemicals products Catalytica Pharmaceuticals manufactures, or will manufacture in the future, and the final drug products in which they are used are subject to regulation for safety and efficacy by the FDA and foreign regulatory authorities before such products can be commercially marketed. The process of obtaining regulatory clearances for marketing is uncertain, costly and time consuming. Catalytica Pharmaceuticals cannot predict how long the necessary regulatory approvals will take or if its customers will ever obtain such approval for their products. To the extent Catalytica Pharmaceuticals' customers do not obtain the necessary regulatory approvals for marketing new products, Catalytica Pharmaceuticals' fine chemicals product sales will be adversely affected.

  Products manufactured by Catalytica Pharmaceuticals at the facility require Catalytica Pharmaceuticals to comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations, and certain of Catalytica Pharmaceuticals' customers, including Glaxo Wellcome, also require Catalytica Pharmaceuticals to adhere to cGMP regulations, even if not required by the FDA. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, recall or seizure. Failure of Catalytica Pharmaceuticals' customers to obtain and to maintain FDA clearance for marketing of the products manufactured by Catalytica Pharmaceuticals, or failure of Catalytica Pharmaceuticals to comply with cGMP regulations as required by the FDA or Catalytica Pharmaceuticals' customers, would have a material adverse effect on the Company's results of operations.

  Influence of Environmental Regulations on Rate of Commercialization. The rate at which the Company's catalytic combustion systems are adopted by industrial companies will be heavily influenced by the enactment and enforcement of environmental regulations at the federal, state and local levels. Current federal law governing air pollution generally does not mandate the specific means for controlling emissions, but instead, creates ambient air quality standards for individual geographic regions to attain through individualized planning on a regional basis in light of the general level of air pollution in the region. Federal law requires state and local authorities to determine specific strategies for reducing emissions or specific pollutants. Among other strategies, state and local authorities in all areas which do not meet ambient air quality standards must adopt performance standards for all major new and modified sources of air pollution. The more polluted the air in a particular region has become, the more stringent such controls must be. The Company's revenues will depend, in part, on the standards, permit requirements and programs these state and local authorities promulgate for reducing emissions (including emissions of NOx) addressed by the Company's combustion and monitoring products systems. Demand for the Company's systems and processes will be affected by how quickly the standards are implemented and the level of reductions required. Certain industries or companies may successfully delay the implementation of existing or new regulations or purchase or acquire emissions credits from other sources, which could delay or eliminate their need to purchase the Company's systems and processes. Moreover, new environmental regulations may impose different requirements which may not be met by the systems and processes being developed by Catalytica or which may require costly modifications of the Company's products. The United States Congress is currently reviewing existing environmental regulations. There can be no certainty as to whether Congress will amend or modify existing regulations in a manner that could have an adverse effect on demand for the Company's combustion system products.

  Competition and Technological Change. There are numerous competitors in a variety of industries in the United States, Europe and Japan which have commercialized and are working on technologies that could be competitive with those under development by the Company, including both catalytic and other technological approaches. Some of these competitive products are in more advanced stages of development and testing. The Company's competitors may develop technologies and systems and processes that are more effective than those being developed by the Company or that would render the Company's technology and systems and processes less competitive or obsolete. In the fine chemicals market, the Company faces its primary competition from pharmaceutical companies that produce their own fine chemicals and from other fine chemicals manufacturers such as Lonza AG and DSM Fine Chemicals. In the combustion systems market, the Company faces its primary competition from large gas turbine power generation manufacturers, such as General Electric Co. ("General Electric"), Allison Engine Company ("Allison") and Solar Turbines Incorporated ("Solar"), each of which is developing competing DLN systems for their own turbines. Many of the Company's competitors in the combustion systems market are also potential customers of the Company, and the Company expects to rely on these potential customers to help commercialize its products. Most of these competitors have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience than the Company. If these companies are successful in developing such products, the Company's ability to sell its systems and processes would be materially adversely affected. Further, since many of the Company's competitors are existing or potential customers, the Company's ability to gain market share may be limited.

  Patents and Intellectual Property. The Company has an active program of pursuing patents for its inventions in the United States and in markets throughout the world relevant to its business areas. The Company has 38 United States patents and 13 pending United States patent applications, plus 70 foreign patents and patent applications.

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

  Concentration of Ownership. Morgan Stanley Capital Partners III, L.P. and two affiliated funds (collectively, "MSCP") beneficially own approximately 40% of the voting control of the Company and 60% of the outstanding capital stock of the Company. Upon completion of a contemplated repurchase by the Company of 5,000,000 shares of Class B Common Stock from MSCP, MSCP will beneficially own approximately 40% of the voting control of the Company and 48.5% of the outstanding Capital Stock of the Company. As a result, MSCP is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of all significant corporate transactions such as any merger, consolidation or sale of all or substantially all of the Company's assets. Moreover, the Company has granted to MSCP certain contractual rights, including representation on the Company's Board of Directors and committees of the Board of Directors, that will give MSCP additional rights to participate in certain actions to be taken by the Company. Such concentration of ownership and contractual rights may have the effect of delaying, deferring or preventing a change of control of the Company. The sale by MSCP of shares of the Company's capital stock could constitute a change of control under the Company's credit agreement which would trigger a default of the agreement. MSCP has agreed not to trigger a change of control under the credit agreement. In addition, such concentration of ownership and contractual rights could allow MSCP to prevent significant corporate transactions. In addition, Glaxo Wellcome owns approximately 1.5% of the outstanding capital stock of Catalytica Pharmaceuticals and owns a warrant to purchase 2,000,000 shares of Common Stock which represents approximately 3.8% of the Company's outstanding capital stock. See "Item 5--Other Information--Financing of the Acquisition."

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On July 29, 1996, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) the re-election of the Board of Directors; (2) issuance of Class A and Class B Common Stock and Common Stock Warrants for the Acquisition of the Greenville Facility; (3) Amendment of the Company's Certificate of Incorporation; (4) amendment of the Company's 1995 Director Stock Option Plan to increase the number of Shares of Common Stock reserved thereunder by 100,000 shares; (5) amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares; (6) amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,100,000 shares; and (7) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

  Proposal 1. Election of Directors

     DIRECTOR                                          FOR      AGAINST  ABSTAIN
     --------                                       ---------- --------- -------
     James A Cusumano.............................. 13,146,340         0 638,000
     Utz Felcht.................................... 13,146,340         0 638,000
     Richard Fleming............................... 13,144,340         0 640,000
     Ricardo B. Levy............................... 13,146,340         0 638,000
     Ernest Mario.................................. 13,144,340         0 640,000
     Yoshindo Tomoi................................ 12,929,281         0 855,059
     John A. Urquhart.............................. 13,143,500         0 640,840

  Proposal 2. Issuance of Class A and Class B Common Stock and Common Stock Warrants for the Acquisition of the Greenville Facility

                                                       FOR      AGAINST  ABSTAIN
                                                    ---------- --------- -------
                                                    13,136,939   615,201  32,200

  Proposal 3. Amendment of the Company's Certificate of Incorporation

                                                       FOR      AGAINST  ABSTAIN
                                                    ---------- --------- -------
                                                    13,655,689    93,701  34,950

  Proposal 4. Amendment of the Company's 1995 Director Stock Option Plan to increase the number of shares of Common Stock reserved thereunder by 100,000 shares

                                                       FOR      AGAINST  ABSTAIN
                                                    ---------- --------- -------
                                                    13,051,965   692,110  40,265

  Proposal 5. Amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares

                                                       FOR      AGAINST  ABSTAIN
                                                    ---------- --------- -------
                                                    13,618,261   130,979  35,100

  Proposal 6. Amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,100,000 shares

                                                       FOR      AGAINST  ABSTAIN
                                                    ---------- --------- -------
                                                    10,607,282 3,138,353  38,705

  Proposal 7. Ratification of Appointment of Independent Auditors

                                                         FOR     AGAINST ABSTAIN
                                                      ---------- ------- -------
                                                      13,747,169   7,171  30,000

ITEM 5. OTHER INFORMATION

             ACQUISITION OF GLAXO WELLCOME MANUFACTURING FACILITY

GENERAL

  On July 31, 1997 Catalytica Pharmaceuticals announced the completion of its acquisition of a 1.8 million-square-foot pharmaceutical manufacturing facility in Greenville, North Carolina (the "Facility") from Glaxo Wellcome Inc. (the "Acquisition"). The transaction was financed through a combination of an equity investment by Morgan Stanley Capital Partners and a debt facility with a syndicate of banks led by The Chase Manhattan Bank. Shareholders approved proposals necessary to complete the acquisition at Catalytica's annual meeting on July 29, 1997.

  Catalytica Pharmaceuticals will continue to manufacture many of the Glaxo Wellcome pharmaceutical products that have been produced at the Facility in recent years under a five-year, $800 million supply agreement between the two companies. Plant capacity not dedicated to Glaxo Wellcome will be available to fill orders from other Catalytica customers. The Greenville plant will be managed by Gabriel R. Cipau, Ph.D., who has joined Catalytica Pharmaceuticals as president and chief operating officer. Dr. Cipau was formerly senior vice president in charge of the Greenville facility for Burroughs Wellcome Co. prior to that company's merger with Glaxo in 1995.

DESCRIPTION OF THE ACQUISITION

  Pursuant to an Asset Purchase Agreement dated June 25, 1997 by and among Catalytica, Catalytica Pharmaceuticals and Glaxo Wellcome, on July 31, 1997, Catalytica Pharmaceuticals acquired from Glaxo Wellcome (i) all the land, buildings and improvements thereon and certain rights relating thereto comprising the pharmaceutical manufacturing facility of Glaxo Wellcome located in Greenville, North Carolina, and containing approximately 582 acres of land,
(ii) substantially all of the machinery, equipment, furniture, fixtures, transportation and distribution equipment, waste treatment facilities, computers, analytical equipment, instruments, communication equipment, control systems, spare parts, supplies, materials and all other items of tangible personal property owned by Glaxo Wellcome and located at the Facility, (iii) certain permits and related regulatory requirements, certifications and licenses from governmental or regulatory authorities used in operation of the Facility and transferable by Glaxo Wellcome, (iv) certain contracts relating to the operation of the Facility that are transferable or assignable by Glaxo Wellcome and (v) certain existing inventories of work-in-process, raw materials and other materials and supplies (collectively, the "Purchased Assets").

  The consideration paid by Catalytica Pharmaceuticals to Glaxo Wellcome for the Purchased Assets consisted of (i) approximately $246.6 million in cash;
(ii) 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals;
(iii) warrants to purchase 2,000,000 shares of Common Stock of Catalytica at an exercise price of $12.00 per share exercisable until July 31, 2003 (the "Warrant Issuance"), and (iv) 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million attributable to the sterile products portion of the Facility, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25.0 million.

  The price of the Purchased Assets was determined on the basis of a comprehensive analysis of the Facility and its capabilities, the Company's prospects for additional pharmaceutical product business and the cash flows the Company believed it could generate from operation of the Facility. Following this analysis there was extensive negotiation with Glaxo Wellcome with respect to the purchase price and the value of various elements of Catalytica's acquisition proposal other than the cash payment. The Company did not receive an independent appraisal of the Facility, but conducted several internal evaluations and produced various financial models related to the Acquisition.

FINANCING OF THE ACQUISITION

  Simultaneous with the closing of the Acquisition, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000. As a result of the Stock Sale, as of July 31, 1997 MSCP owns approximately 40% of the Company's outstanding voting securities and approximately 60% of the Company's outstanding securities on a fully converted basis.

  The Class A Common Stock and Class B Common Stock have the following rights and preferences:

  Voting. The Class A Common Stock votes together with the Common Stock as a single class, except that so long as MSCP owns in the aggregate not less than 20% of the Company's outstanding Common Stock, a separate class vote of the Class A Common Stock will be required for (i) the issuance of any additional capital stock that ranks senior or pari passu to the Class A Common Stock or Class B Common Stock, (ii) any changes to the Company's Certificate of Incorporation that would adversely affect the rights of the Class A Common Stock or Class B Common Stock, and (iii) any merger or consolidation of the Company that has an effect on the Class A Common Stock or Class B Common Stock substantially similar to (i) or (ii) above. In addition, the approval of a majority of the outstanding shares of Class A Common Stock will be required before the Company can (a) enter into any arrangements which would affect the capital structure or financing of the operations of the Company in excess of $5,000,000 annually, other than an extension or renewal of any existing indebtedness, (b) to authorize changes to the aggregate cash or equity compensation of senior corporate officers of the Company and its subsidiaries, or (c) to merge or consolidate the Company with or into another corporation or the sale, transfer or lease all or substantially all of the assets of the Company.

  Dividends. There shall be no dividends on the Class A Common Stock. If a dividend is paid on the Common Stock, the holders of the Class A Common Stock shall be entitled to receive an amount equal to the amount which would have been paid had the Class A Common Stock been converted to Common Stock in accordance with its terms.

  Catalytica has never declared or paid cash dividends on its capital stock. The Company currently intends to retain its earnings to finance the operation and expansion of its business and therefore does not expect to pay any cash dividends in the foreseeable future.

  Conversion. Each share of Class A Common Stock may be converted at the option of the holder into shares of Common Stock at the then effective conversion price. Each share of Class A Common Stock shall automatically convert into Common Stock (i) upon any transfer by MSCP, including any distribution to its partners or affiliated entities, or (ii) if less than 10% of the shares of Class A Common Stock initially issued are outstanding. The conversion price initially shall be $4.00 per share and shall be subject to adjustment in certain cases as described below. The Company may issue up to $25,000,000 of aggregate amount of capital stock or warrants to stockholders of the Company prior to May 31, 1998 without triggering an adjustment to the conversion price of the Class A Common Stock. In addition, the Company may issue in the aggregate up to an additional $2,500,000 of capital stock or warrants to stockholders of the Company without triggering an adjustment to the conversion price of the Class A Common Stock provided that such additional capital stock is issued in connection with the exercise of the warrants from the Warrant Issuance.

  Liquidation Preference. The liquidation preference of the Class A Common Stock ranks senior to all other common stock and preferred stock at any time outstanding of the Company unless agreed to by MSCP. The liquidation preference of the Class A Common Stock will be equal to the greater of (i) $4.00 per share plus any accrued and unpaid dividends (the "Liquidation Preference"), and (ii) the amount that holders thereof would have received in such liquidation had the Class A Common Stock been converted to common stock in accordance with its terms. For purposes of this provision, any merger, consolidation or other business combination as a result of which the stockholders of the Company immediately before such transaction own less than 50% of the total voting power of the surviving corporation or the sale of all or substantially all of the assets of the Company shall in each case be deemed a liquidation of the Company.

  Other Terms. Appropriate adjustments shall be made to the liquidation and conversion rights of the Class A Common Stock in cases of (a) stock splits, reclassifications, stock dividends, rights offerings and similar events to existing holders of Common Stock, and (b) in the event of issuance of Common Stock or securities which are convertible into or which provide the right to purchase Common Stock at less than fair market value at the time of issuance, except in the case of shares or options issued or provided (i) upon conversion of the Class A Common Stock or Class B Common Stock; (ii) to employees, officers, directors and consultants of the Company pursuant to any employee stock incentive plans or agreements; (iii) as a dividend or distribution on the Class A Common Stock or Class B Common Stock; (iv) in connection with the Acquisition of the assets or voting securities of another corporation or entity; (v) upon exercise of warrants issued to Glaxo Wellcome in connection with the Acquisition; (vi) upon issuance of up to $25,000,000 aggregate amount of capital stock and/or warrants of the Company to stockholders of the Company at any time prior to May 31, 1998; and (vii) in an underwritten public offering that results in gross proceeds in excess of $5.0 million to the Company.

  The Class B Common Stock has the same powers, preferences and rights described above as the Class A Common Stock, except that the Class B Common Stock is convertible into Class A Common Stock, has no voting rights (except as required by Delaware law) and has no right for the election of directors. The shares of Class B Common Stock will, upon any transfer of such shares by MSCP, be automatically converted into a like number of shares of Common Stock, subject to adjustment upon certain events with respect to the Common Stock. The shares of Class B Common Stock are convertible at the option of MSCP into Common Stock or Class A Common Stock so long as such conversion results in MSCP holding 40% or less of the Company's outstanding voting securities.

  In addition, MSCP has the right, at any time after July 1, 1998, to request the Company to effect a registration (a "Registration Request") of shares of Common Stock issuable upon conversion of the Class A Common Stock and Class B Common Stock held by it with an aggregate offering price of at least $15 million. MSCP is entitled to four Registration Requests. Registration Requests may not be made within six months of any other Registration Request. In addition, in the event the Company proposes to register any of its securities for its own account or the account of any of its stockholders (other than certain registrations relating solely to a stock option or other similar employee benefit plan), MSCP will have the right, upon a timely request and subject to a right of priority in favor of the Company, to have the Common Stock issuable upon conversion of the Class A Common Stock and Class B Common Stock included in such registration. All expenses of registration will be borne by the Company, but any underwriters' fees, discounts or commissions will be borne by MSCP.

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") have entered into a credit agreement pursuant to which a syndicate of banks led by Chase has agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility will be available for the issuance of letters of credit. The Term Debt Facility will mature four and one-half years after consummation of the Acquisition and will amortize in quarterly installments commencing on the last day of the third fiscal quarter of 1998 in aggregate annual amounts of (i) $50,000,000 in the year 1998, (ii) $37,500,000 in the year 1999, (iii) $20,000,000 in the year 2000, and (iv) $17,500,000 in the year 2001. The Revolving Debt Facility will mature four and one-half years after consummation of the Acquisition.

  All obligations of Catalytica Pharmaceuticals under the Debt Facilities are guaranteed by the Company and each existing or subsequently acquired or organized domestic (and, to the extent no adverse tax consequences would result, foreign) subsidiary of the Company. The Debt Facilities, including the guarantees, are secured by (i) substantially all of the assets of the Company, Catalytica Pharmaceuticals and each existing or subsequently acquired or organized domestic (and, to the extent no adverse tax consequences would result, foreign) subsidiary of Catalytica Pharmaceuticals and (ii) a first-priority pledge of (a) all the capital stock of Catalytica Pharmaceuticals held by the Company and (b) all the capital stock held by the Company or held by any domestic (and, to the extent no adverse tax consequences would result, foreign) subsidiary of the Company or each other existing or subsequently acquired or organized subsidiary of the Company.

  Both the Term Debt Facility and the Revolving Debt Facility will initially bear interest at an annual rate equal to the Adjusted London Interbank Offered Rate ("Adjusted LIBOR") plus 1.25% or the Alternate Base Rate ("ABR") plus
0.255. Catalytica Pharmaceuticals is also required to pay a commitment fee on the undrawn portion of the Debt Facilities initially equal to 0.375% per annum. Commencing after the last day of the fourth full fiscal quarter after the closing date in which Catalytica Pharmaceuticals has delivered to Chase its consolidated financial statements for the applicable period, the spread over Adjusted LIBOR and ABR and the amount of the commitment fee will be determined by the relationship between the Company's consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") and the then aggregate amount of the Company's consolidated total debt outstanding (between 0.5% and 1.75% in the case of Adjusted LIBOR elections, 0% and 0.75% in the case of ABR elections and 0.2% and 0.375% in the case of the commitment fee).

  Commencing in fiscal 1998, loans under the Debt Facilities must be prepaid with 75% of excess cash flow, 100% of net cash proceeds of all non-ordinary course asset sales or other disposition of property of the Company and its subsidiaries net of amounts to be agreed upon to be reinvested in the same line of business within one year of the receipt thereof, subject to certain limited exceptions, and 100% of the net cash proceeds of issuances of debt obligations of the Company and its subsidiaries, subject to certain limited exceptions.

  The Debt Facilities contain negative covenants that are customary for debt facilities and transactions of this type, including but not limited to limitations on dividends to be paid on capital stock (including the Class A Common Stock and the Class B Common Stock to be issued to MSCP, the Junior Preferred Stock to be issued to Glaxo Wellcome and other preferred stock), limitations on redemptions and repurchases of capital stock (including the Class A Common Stock and the Class B Common Stock to be issued to MSCP, the Junior Preferred Stock to be issued to Glaxo Wellcome and other preferred stock), limitations on debt, limitations on capital expenditures, and limitations on mergers, acquisitions and asset sales. In addition, the Debt Facilities will have selected financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio. Events of default under the Debt Facilities include but are not limited to nonpayment of principal or interest, violation of covenants, cross defaults, bankruptcy, invalidity of the guarantee or the security documents, failure of the Supply Agreement to be in full force and effect and a change in control of the Company and Catalytica Pharmaceuticals.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

  The following information sets forth the unaudited pro forma consolidated balance sheet of the Company as of June 30, 1997 and gives effect to (a) the Stock Sale and Warrant Issuance and the borrowings under the senior bank financing and (b) the use of proceeds therefrom to consummate the Acquisition, as if such events occurred on June 30, 1997. The unaudited pro forma consolidated balance sheet is based upon the historical consolidated financial statements of the Company and should be read in conjunction with the financial statements and the related notes thereto included in the 1996 annual report on Form 10-K/A and the quarterly report on Form 10-Q/A for period ended March 31, 1997.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 1997
                           (ALL AMOUNTS IN THOUSANDS)

                                        PRO FORMA ADJUSTMENTS
                           -----------------------------------------------------
                                       ISSUANCE AND
                           AS REPORTED  BORROWINGS    ACQUISITION    AS ADJUSTED
                           ----------- ------------   -----------    -----------
ASSETS
Current assets:
  Cash and cash
   equivalents...........   $ 11,372     $249,077 (1)  $(248,575)(2)  $ 11,874
  Short-term investments.      4,490          --             --          4,490
  Accounts receivable,
   net...................      5,237          --             --          5,237
  Accounts receivable
   from joint venture....        332          --             --            332
  Note receivable from
   employees.............        255          --             --            255
  Inventory..............      1,705          --         120,000 (3)   121,705
  Prepaid expenses and
   other acquisition
   costs.................      4,573          --            (863)(9)     3,710
                            --------     --------      ---------      --------
    Total current assets.     27,964      249,077       (129,438)      147,603
Property and equipment...     10,196          --         145,338 (3)   155,534
Other assets.............                   3,520 (1)                    3,520
Notes receivable from
 employees...............         50          --             --             50
                            --------     --------      ---------      --------
                            $ 38,210     $252,597      $  15,900      $306,707
                            ========     ========      =========      ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......   $  1,587     $    --       $     --       $  1,587
  Accrued payroll and
   related expenses......      1,623          --             --          1,623
  Deferred revenue.......      1,627          --             --          1,627
  Accrued acquisition
   costs.................      1,069          --             --          1,069
  Other accrued
   liabilities...........        749          --             --            749
  Borrowings under line
   of credit.............      3,498       (3,498)(1)        --            --
  Current portion of
   long-term debt........        784         (344)(1)        --            440
                            --------     --------      ---------      --------
    Total current
     liabilities.........     10,937       (3,842)           --          7,095
Long-term debt...........      1,285      138,646 (1)        --        139,931
Non-current deferred
 revenue.................      4,287          --             --          4,287
Other accrued
 liabilities.............        --           --           6,400 (4)     6,400
Minority interest........      8,000          --           3,000 (5)    11,000
Class A and B Common
 Stock shares authorized,
 13,320,000 and
 16,680,000 shares issued
 and outstanding,
 respectively(2).........        --       117,829 (1)        --        117,829
Stockholders' equity:
  Common Stock, $.001 par
   value.................         20          --             --             20
  Additional paid-in
   capital...............     66,050          --           6,500 (6)    72,550
  Deferred compensation..        (19)         --             --            (19)
  Accumulated deficit....    (52,350)         (36)(8)        --        (52,386)
                            --------     --------      ---------      --------
    Total stockholders'
     equity..............     13,701          (36)         6,500        20,165
                            --------     --------      ---------      --------
                            $ 38,210     $252,597      $  15,900      $306,707
                            ========     ========      =========      ========

--------
(1) Represents (i) the proceeds of $120 million derived from the issuance of the Class A Common Stock and Class B Common Stock, net of related issuance costs of $2.171 million and (ii) $139.6 million from the assumed borrowings under the Senior Credit Facility, net of related issuance costs of $3.519 million and repayment of existing borrowings of approximately $4.832 million. Terms of the Class A and Class B Common Stock enable the holders, at any time after July 1, 2005, the option to require the Company to repurchase the outstanding shares of Class A and Class B Common Stock for cash based on the original consideration paid for such shares on the Closing Date of the Acquisition. In accordance with SEC regulations, the Class A and Class B Common Stock is therefore not shown as part of equity.
(2) Represents the cash consideration for the acquisition of all of the land, buildings, machinery and equipment of the Facility and certain inventories, subject to a post-closing adjustment, in addition to the payment of other transaction-related costs of $2.84 million and other prepaid expenses. The post-closing adjustment will be made to reflect the difference in actual and forecast inventories at the time of Closing.
(3) Represents the estimated fair value of the assets to be acquired, subject to a post closing adjustment to reflect the difference in actual and forecast inventories at the time of Closing. In addition, the valuation of such assets is subject to finalization which will be based upon independent appraisals. Does not include depreciation of property and equipment, which will be depreciated over its economic useful life.
(4) Represents a reduction in the cash consideration to be paid by Glaxo Wellcome in exchange for assumption of the liability relating to any required asbestos remediation by Catalytica Pharmaceuticals.
(5) Reflects the estimated fair value of the 250,000 shares of junior convertible preferred stock of Catalytica Pharmaceuticals provided as additional consideration in connection with the Acquisition.
(6) Reflects the fair value of the warrants provided as additional consideration in connection with the Acquisition which entitle Glaxo Wellcome, at its discretion, to purchase 2,000,000 shares of the Company's Common Stock at $12.00 per share.
(7) Not reflected in the unaudited pro forma consolidated balance sheet is the additional consideration to Glaxo Wellcome of 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million attributable to the sterile products portion of the Facility for a period of 10 years following the Closing, limited to an aggregate cumulative payment of an additional $25 million. To the extent that any additional cash payments are made to Glaxo Wellcome as a result of the agreement related to the Acquisition, such payments will be capitalized to property, plant and equipment and depreciated over the appropriate useful life of the Sterile Facility.
(8) Reflects interest expense and prepayment penalties related to repayment of existing borrowings.
(9) Reflects prepaid property taxes and prepaid computer maintenance contracts included in the consideration paid to Glaxo Wellcome for the acquisition, which was offset by a $2 million credit from Glaxo Wellcome that was related to an escrow deposit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     3.1 Corrected Fourth Amended and Restated Certificate of Incorporation of the Company
     4.1 Stock Purchase Warrant for 2,000,000 Shares of the Registrants Common
          Stock dated July 31, 1997
   +10.1 Asset Purchase Agreement Among Glaxo Wellcome Inc. and Catalytica
          Pharmaceuticals, Inc. and Catalytica, Inc., dated June 25, 1997*
   +10.2 Supply Agreement Between Glaxo Wellcome Inc. and Catalytica
          Pharmaceuticals, Inc., dated July 31, 1997
    10.3 Investment Agreement dated as of June 25, 1997 among Morgan Stanley
          Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P.,
          MSCP III 892 Investors, L.P. and Catalytica, Inc.
    10.4 $200,000,000 Credit Agreement dated July 31, 1997, by and among
          Catalytica, Inc., Catalytica Pharmaceuticals, Inc. and The Chase
          Manhattan Bank
    10.5 Pledge Agreement
    10.6 Security Agreement
    27.1 Financial Data Schedule

--------
+  Confidential treatment has been required as to a portion of this Agreement.
* The Company hereby undertakes to furnish supplementally a copy of any omitted schedule of this Agreement to the Commission upon request.

  (b) Reports on Form 8-K

  None.

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

Date: August 14, 1997                       CATALYTICA, INC.
                                            (Registrant)

                                                /s/ Lawrence W. Briscoe
                                            By: _______________________________
                                                    Lawrence W. Briscoe
                                                 Vice President and Chief
                                                     Financial Officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            financial officer

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                            PAGES
 -------                       -----------                         ------------
   3.1   Corrected Fourth Amended and Restated Certificate of
          Incorporation of the Company
   4.1   Stock Purchase Warrant for 2,000,000 Shares of the
          Registrants Common Stock dated July 31, 1997
 +10.1   Asset Purchase Agreement Among Glaxo Wellcome Inc. and
          Catalytica Pharmaceuticals, Inc. and Catalytica, Inc.,
          dated June 25, 1997*
 +10.2   Supply Agreement Between Glaxo Wellcome Inc. and
          Catalytica Pharmaceuticals, Inc., dated July 31, 1997
  10.3   Investment Agreement dated as of June 25, 1997 among
          Morgan Stanley Capital Partners III, L.P., Morgan
          Stanley Capital Investors, L.P., MSCP III 892
          Investors, L.P. and Catalytica, Inc.
  10.4   $200,000,000 Credit Agreement dated July 31, 1997, by
          and among Catalytica, Inc., Catalytica
          Pharmaceuticals, Inc. and The Chase Manhattan Bank
  10.5   Pledge Agreement
  10.6   Security Agreement
  27.1   Financial Data Schedule

--------
+  Confidential treatment has been required as to a portion of this Agreement.
* The Company hereby undertakes to furnish supplementally a copy of any omitted schedule of this Agreement to the Commission upon request.