Form 10-Q
period 1997-09-30
CATALYTICA INC
filed 1997-11-14
CIK 841466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to ______________.

                          Commission File No. 0-20966


                               -----------------

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 52,791,268 as of November 7, 1997.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                               September 30, 1997

                                                                                                                   Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996                           3

        Condensed Consolidated Statements of Operations for the three and nine months ended September 30,
        1997 and September 30, 1996                                                                                    4


        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997
        and September 30, 1996                                                                                         5

        Notes to Condensed Consolidated Financial Statements                                                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                                                                                     9

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                     22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                              22

SIGNATURES                                                                                                            23


PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         September 30,   December 31,
                                                                                              1997           1996
                                                                                        --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $ 44,328       $ 15,540
  Short-term investments                                                                            --          8,281
  Accounts receivable, net                                                                      20,982          3,944
  Accounts receivable from joint venture                                                           320            865
  Notes receivable from employees                                                                  255            328
  Inventory:
     Raw materials                                                                              56,070          1,689
     Work in process                                                                            48,632            249
     Finished goods                                                                              5,188          1,479
                                                                                              --------       --------
                                                                                               109,890          3,417
  Prepaid expenses                                                                               2,728            681
                                                                                              --------       --------
        Total current assets                                                                   178,503         33,056
Property, plant and equipment:
  Land                                                                                           5,545             --
  Equipment                                                                                     78,781          9,260
  Buildings and leasehold improvements                                                          83,155          8,173
                                                                                              --------       --------
                                                                                               167,481         17,433
  Less accumulated depreciation and amortization                                               (12,059)        (9,536)
                                                                                              --------       --------
                                                                                               155,422          7,897
Other assets                                                                                     2,193             --
Notes receivable from employees                                                                     50             50
                                                                                              --------       --------
                                                                                              $336,168       $ 41,003
                                                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $ 16,706       $  2,055
  Accrued payroll and related expenses                                                           4,837          1,372
  Deferred revenue                                                                               1,457          1,643
  Accrued acquisition costs                                                                        285             --
  Other accrued liabilities                                                                      7,308            949
  Borrowings under line of credit                                                               14,600          2,300
  Current portion of long-term debt                                                             25,439            833
                                                                                              --------       --------
     Total current liabilities                                                                  70,632          9,152
Long-term debt                                                                                 100,312          1,524
Non-current deferred revenue                                                                     3,906          5,064
Other accrued liabilities                                                                        6,400             --
Minority interest                                                                               11,000          8,000
Class A and B common stock                                                                     117,679             --
Stockholders' equity:
  Common stock                                                                                      22             19
  Additional paid-in capital                                                                    78,269         65,482
  Deferred compensation                                                                           (445)           (41)
  Accumulated deficit                                                                          (51,607)       (48,197)
                                                                                              --------       --------
     Total stockholders' equity                                                                 26,239         17,263
                                                                                              --------       --------
                                                                                              $336,168       $ 41,003
                                                                                              ========       ========

                             See accompanying notes

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                    --------------------------  --------------------------
                                                                        1997          1996          1997          1996
                                                                    ------------  ------------  ------------  ------------
Revenues:
  Product sales                                                         $66,699       $ 1,922       $76,020       $ 6,624
  Research revenues                                                       1,606         1,693         4,832         4,440
                                                                        -------       -------       -------       -------
                                                                         68,305         3,615        80,852        11,064
Costs and expenses:
  Cost of sales                                                          60,223         1,686        69,310         6,129
  Research and development                                                2,470         2,184         6,909         7,726
  Selling, general and administrative                                     2,139         1,000         4,130         3,461
                                                                        -------       -------       -------       -------

Total costs and expenses                                                 64,832         4,870        80,349        17,316

Operating income                                                          3,473        (1,255)          503        (6,252)

Interest income                                                             303           345           808           884
Interest expense                                                         (1,881)          (62)       (2,119)         (289)
Gain on sale of assets                                                       --            --            --           505
Loss on joint venture                                                    (1,150)           --        (2,600)           --
                                                                        -------       -------       -------       -------

Income (loss) before income taxes                                           745          (972)       (3,408)       (5,152)

Provision for income taxes                                                   (2)           --            (2)           --
                                                                        -------       -------       -------       -------

Net income (loss)                                                       $   743       $  (972)      $(3,410)      $(5,152)
                                                                        =======       =======       =======       =======

Net income (loss) per share                                             $  0.02       $ (0.05)      $ (0.13)      $ (0.27)
                                                                        =======       =======       =======       =======

Shares used in computing net income (loss) per share                     42,773        19,326        26,897        19,257
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

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                           -----------------------------
                                                                                                1997           1996
                                                                                           --------------  -------------
Cash flows from operating activities:
Net loss                                                                                       $  (3,410)      $ (5,152)
Adjustments to reconcile net loss to net cash provided by operating activity:
  Depreciation and amortization                                                                    2,552            664
  Losses in affiliated company                                                                     2,600             --
  Changes in:
     Accounts receivable                                                                         (17,038)         1,508
     Accounts receivable from joint venture                                                          545           (654)
     Inventory                                                                                    11,027         (2,108)
     Prepaid expenses and other current assets                                                      (721)             1
     Accounts payable                                                                             14,651             99
     Accrued payroll and related expenses                                                          3,465             26
     Deferred revenue                                                                             (1,344)         6,824
     Accrued acquisition costs                                                                       285             --
     Other accrued liabilities                                                                     6,359            328
                                                                                               ---------       --------
        Net cash provided by operating activities                                                 18,971          1,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments                                                                         (13,184)       (19,600)
Maturities of investments                                                                         21,532         29,000
Investment in affiliate company                                                                   (2,600)            --
Acquisition of property and equipment                                                             (3,651)        (2,345)
Acquisition of Glaxo inventory                                                                  (117,500)            --
Acquisition of Glaxo property, plant and equipment                                              (130,497)            --
                                                                                               ---------       --------
        Net cash (used in) provided by investing activities                                     (245,900)         7,055

CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts on (issuance of) notes receivable from employees                                         73           (210)
Additions to debt obligations                                                                    137,726          1,413
Payments on debt obligations                                                                      (5,551)        (4,932)
Minority investment                                                                                   --          8,000
Issuance of Class A and B common stock, net                                                      117,679             --
Issuance of Common Stock                                                                           5,790            236
                                                                                               ---------       --------
        Net cash provided by financing activities                                                255,717          4,507
                                                                                               ---------       --------
Net increase in cash and cash equivalents                                                         28,788         13,098
Cash and cash equivalents at beginning of period                                                  15,540          5,021
                                                                                               ---------       --------
Cash and cash equivalents at end of period                                                     $  44,328       $ 18,119
                                                                                               =========       ========

Non cash financing activities:
Issuance of warrants in conjunction with the Glaxo Wellcome facility acquisition               $   6,500             --
                                                                                               =========       ========
Issuance of Catalytica Pharmaceutical's Junior Preferred Stock in conjunction with the
     Glaxo Wellcome facility acquisition                                                       $   3,000             --
                                                                                               =========       ========
Assumption of liability in conjunction with Glaxo Wellcome facility acquisition                $   6,400             --
                                                                                               =========       ========

                            See accompanying notes.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1996.

2. NET  INCOME (LOSS) PER SHARE

   Net income (loss) per share is computed using the weighted average number of common shares outstanding during each year, including common stock equivalents (unless antidilutive). Common stock equivalents consist of outstanding stock options and warrants issued to Glaxo Wellcome (See Note 7) and common stock holders (See Note 8).

3. IMPACT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The new requirements are not expected to affect either primary or fully diluted earnings per share for the quarter ended September 30, 1997.

4. FINANCIAL INSTRUMENTS

  For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase which are held-to-maturity and investments with maturities greater than three months which are available-for-sale are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale. The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity. There were no investments outstanding at September 30, 1997.

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

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(Continued)

6. FORMATION OF GENXON/(TM)/ JOINT VENTURE WITH WOODWARD GOVERNOR COMPANY

  On October 15, 1996 Catalytica's subsidiary Catalytica Combustion Systems Inc. ("CCSI") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC, will initially upgrade the combustion systems of installed turbines with XONON which will reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.

  The initial capital commitment of the GENXON joint venture partners was $10 million--$2 million from CCSI and $8 million from Woodward--payable over time as the funds were required by the joint venture. This initial capital commitment of $10 million was reached during the quarter ended September 30, 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing $600,000 during the third quarter, bringing the total investment in the joint venture to $11.2 million to date. Although CCSI and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions exclusive of some required capital infusions which are predicated upon reaching certain milestones.

  CCSI recognized its 50% share of GENXON losses for the three and nine month periods ending September 30, 1997 up to its capital contribution of $1.15 million and $2.6 million, respectively. Accordingly, losses on the joint venture were recognized in the results of operations.

  As of September 30, 1997, an account receivable for $320,000 exists from the joint venture for costs incurred by CCSI. Accordingly these costs have not been included in the consolidated entity.

7. ACQUISITION OF GLAXO WELLCOME FACILITY

  On July 31, 1997, Catalytica Pharmaceuticals, Inc. (formerly Catalytica Fine Chemicals, Inc.), a subsidiary of the Company, acquired from Glaxo Wellcome Inc. a pharmaceutical manufacturing facility (the "Facility") located in Greenville, North Carolina (the "Acquisition"), in exchange for (i) $245.1 million in cash;
(ii) 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals;
(iii) warrants to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $12.00 per share and (iv) 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million attributable to the sterile products portion of the Facility, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25.0 million. At the closing of the Acquisition Catalytica recorded $117.5 million of inventory and $146.7 million of property, plant and equipment. During the nine months ended September 30, 1997, 82.8% of the Company's pharmaceutical product revenues were derived from sales to Glaxo Wellcome.

  With the closing of the Acquisition, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000. As a result of the Stock Sale, as of September 30, 1997, MSCP owns approximately 40% of the Company's outstanding voting securities and approximately 60% of the Company's outstanding securities on a fully
converted basis.   See "Note 8  Warrant dividend" for a discussion of the
redemption of 5,000,000 shares of  Class B common.

  Holders of the Class A and Class B Common Stock, at any time after July 1, 2005, have the option to require the Company to repurchase outstanding shares of Class A and Class B Common Stock for cash based on the original consideration paid for such shares on the Closing Date of the Acquisition. In accordance with SEC regulations, the Class A and Class B Common Stock is not shown as part of equity.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(Continued)

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") have entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase has agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility will be available for the issuance of letters of credit. The Term Debt Facility will mature four and one-half years after consummation of the Acquisition and will amortize in quarterly installments commencing on the last day of the third fiscal quarter of 1998 in aggregate annual amounts of (i) $50,000,000 in the year 1998, (ii) $37,500,000 in the year 1999, (iii)
$20,000,000 in the year 2000, and (iv) $17,500,000 in the year 2001. The
Revolving Debt Facility will mature four and one-half years after consummation of the Acquisition. As of September 30, 1997, $14,600,000 was outstanding under the revolving debt facility and $125,000,000 was outstanding under the senior secured term facility.

8. WARRANT DIVIDEND

  The Company distributed, at no cost, to each holder of Common Stock of record as of August 22, 1997 (the "Record Date"), one Warrant for each three shares of Common Stock held on the Record Date. The total number of warrants issued was 6,947,245. No Warrants to purchase fractional shares were issued, and, accordingly, the number of Warrants issued to each stockholder were rounded down to the nearest whole Warrant. Each Warrant entitled the holder to purchase one share of Common Stock at the exercise price of $4.00 (the "Warrant Price"). The Warrants expired at 5:00 p.m. (Pacific time) on October 31, 1997 (the "Warrant Expiration Date"). Warrant holders elected to (i) purchase Common Stock through the exercise of their Warrants, (ii) trade their Warrants or (iii) allow their Warrants to expire unexercised.

  The Company used the net proceeds from the exercise of the Warrants to repurchase an aggregate of 5,000,000 shares of its Class B Common Stock issued to MSCP on July 31, 1997. The repurchase price was $4.75 per share, as such repurchase was consummated prior to November 30, 1997. The Class A Common Stock and Class B Common Stock could not be repurchased after May 31, 1998. Remaining proceeds of the Warrant issuance will be used for general corporate purposes.

9.  REVENUE RECOGNITION

   The Company recognizes revenue under the Supply Agreement with Glaxo Wellcome based upon the guaranteed revenues under this agreement. All other product revenues are recorded upon shipment. During the nine months ended September 30, 1997, the Company recorded $63 million of product revenue under this agreement which included $3.8 million of revenue in excess of the actual product shipments to Glaxo.

10.  SUBSEQUENT  EVENT

  As of October 31, 1997, 6,922,996 shares have been acquired through the exercise of the Warrants, which generated gross proceeds of $27,691,984. The Company has used $23,750,000, to repurchase 5,000,000 shares of the MSCP Class B Common Stock. The repurchase will be reflected in the Company's financial statements in the period ending December 31, 1997. The Company's earnings per share will be reduced by $.07 due to this repurchase. Earnings per share for this purpose was calculated assuming an average of 52 million Shares outstanding during the fourth quarter.

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

  Catalytica is developing advanced products and manufacturing processes which use the Company's proprietary chemical catalysis technologies by lowering manufacturing costs and reducing hazardous byproducts. The Company has developed significant expertise in catalysis, an essential step in the production of many industrial products. The Company's product sales are derived from sales of pharmaceutical products and its research and development revenues are derived principally from the Company's pharmaceutical, Combustion Systems, and Advanced Technology businesses.

  On July 31, 1997, Catalytica Pharmaceuticals, Inc. (formerly Catalytica Fine Chemicals, Inc.), a subsidiary of the Company, acquired from Glaxo Wellcome Inc. a pharmaceutical manufacturing facility (the "Facility") located in Greenville, North Carolina (the "Acquisition"), in exchange for (i) $245.1 million in cash;
(ii) 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals;
(iii) warrants to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $12.00 per share and (iv) 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million attributable to the sterile products portion of the Facility, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25.0 million. At the closing of the Acquisition Catalytica recorded $117.5 million of inventory and $146.7 million of property, plant and equipment. During the nine months ended September 30, 1997, 82.8% of the Company's pharmaceutical product revenues were derived from sales to Glaxo Wellcome under the Supply Agreement.

  With the closing of the Acquisition, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000. As a result of the Stock Sale, as of September 30, 1997, MSCP owned approximately 40% of the Company's outstanding voting securities and approximately 60% of the Company's outstanding securities on a fully converted basis. See "Notes 7, 8, and 10 of Notes to Unaudited Condensed Consolidated Financial Statements."

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") have entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility will be available for the issuance of letters of credit. The Term Debt Facility will mature four and one-half years after consummation of the Acquisition and will amortize in quarterly installments commencing on the last day of the third fiscal quarter of 1998 in aggregate annual amounts of (i) $50,000,000 in the year 1998, (ii) $37,500,000 in the year 1999, (iii)
$20,000,000 in the year 2000, and (iv) $17,500,000 in the year 2001. The
Revolving Debt Facility will mature four and one-half years after consummation of the Acquisition. See Financing of the Acquisition for a discussion of the Debt Facilities. As of September 30, 1997, $14,600,000 was outstanding under the revolving debt facility and $125,000,000 was outstanding under the senior secured term facility.

  The Company's business has not been profitable until this quarter, and as of September 30, 1997, the Company had an accumulated deficit of $51.6 million. To achieve continued profitable operations, Catalytica must successfully manage the operations of the new Facility, and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products. The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994 and, with the Acquisition of the Facility, has substantially increased its manufacturing of pharmaceutical products in 1997.

  The additional facilities, employees and business volumes resulting from the Acquisition has substantially increased the expenses and working capital requirements and placed substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition and the Company's future results depend, in significant part, on the levels of manufacturing business developed by Catalytica Pharmaceuticals. In the event Catalytica Pharmaceuticals does not obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Facility, and with servicing the debt incurred in connection with the acquisition of the Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

  Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material effect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses will be insignificant for the remainder of 1997 and 1998.* The anticipated revenues from the Supply Agreement with Glaxo Wellcome are expected to allow the Company to achieve continued profitable operations for Catalytica Pharmaceuticals for the remainder of 1997 and for 1998.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome.* The Company anticipates that its earnings per share will be reduced by $.07 in the fourth quarter of 1997*, as it has repurchased 5,000,000 shares of its Class B Common Stock from MSCP at a price of $4.75 per share with the proceeds from a warrant issuance which occurred during the third fiscal quarter of 1997. Earnings per share for this purpose was calculated assuming an average of 52 million shares outstanding during the fourth quarter.

  Manufacturing at the Facility is conducted in three district operations: primary, secondary and sterile. There is excess manufacturing capacity that will be available at the primary facility beginning in mid-1998 and based on marketing efforts to date Catalytica Pharmaceuticals expects it will have one or more customers for some or all of the unused primary facility beginning in mid-1998.* There is substantial excess manufacturing capacity immediately available at the secondary and sterile facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture secondary and sterile products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until 1998 or 1999 at the earliest*. Catalytica Pharmaceuticals' inability to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations.

  On May 8, 1996, Catalytica Pharmaceuticals, announced that Pfizer Inc. had signed an agreement to infuse $15 million in Catalytica Pharmaceuticals. These funds originally provided Pfizer a 15 percent interest in Catalytica Pharmaceuticals and a five-year research and development ("R&D") commitment by Catalytica Pharmaceuticals to develop new processes and technology for the manufacture of Pfizer products. Prior to this investment, Catalytica Pharmaceuticals was a wholly-owned subsidiary of Catalytica, Inc. Pursuant to the terms of the Acquisition, Glaxo Wellcome received approximately a 1.5% equity interest in Catalytica Pharmaceuticals and the Company purchased additional stock shares of Catalytica Pharmaceuticals, which resulted in Pfizer's ownership interest decreasing to approximately 4.4%.

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

  On June 28, 1996, Catalytica completed the sale of substantially all the assets of Advanced Sensor Devices, Inc. ("ASD") to Monitor Labs, Inc. Prior to the sale, ASD produced continuous emission monitors ("CEMs") based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, a second payment of $0.5 million at year end, and a royalty stream based on future revenues. The Company recorded a total gain of $0.9 million on the sale of these assets.

  On October 15, 1996, Catalytica's subsidiary Catalytica Combustion Systems Inc. ("CCSI") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC, will initially upgrade the combustion systems of installed turbines with XONON which will reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets. These planning services are expected to result in the delivery of an integrated product portfolio which includes CCSI's XONON/(TM)/ technology for ultra low NOx emissions, Woodward's NetCon(R) control systems, turbine overhaul and upgrades, as well as contract maintenance and service.*

  The initial capital commitment of the GENXON joint venture partners was $10 million--$2 million from CCSI and $8 million from Woodward--payable over time as the funds were required by the joint venture. This initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing $600,000 during the third quarter, bringing the total investment in the joint venture to $11.2 million to date. Although CCSI and Woodward intend to continue the funding of this joint venture*, neither joint venture partner is contractually required to make further capital infusions exclusive of some required capital infusions which are predicated upon reaching certain milestones. CCSI has contributed to the joint venture an exclusive license for the use of its catalytic combustion technology, and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustors. CCSI began accounting for its share of the joint venture gain or loss upon the first cash infusion totaling $1.0 million which occurred on January 3, 1997 upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward Governor. For the nine months ended September 30, 1997, the Company has recorded losses of $2.6 million on the joint venture.


RESULTS OF OPERATIONS

  Net revenues for the three and nine months ended September 30, 1997 increased by 1,789% and 631% respectively, compared to the same quarter in fiscal 1996 due to an increase in product sales attributable to the Greenville facility and the related Supply Agreement with Glaxo Wellcome. During the nine months ended September 30, 1997, 82.8% of the Company's pharmaceutical product revenues were derived from sales to Glaxo Wellcome under the Supply Agreement. A slight decrease in research revenues for the third quarter of 1997 was primarily due to a shift of certain catalytic combustion research and development activities from Catalytica to the GENXON joint venture. An increase in research revenues for the first nine months of 1997 reflects a funded research commitment associated with the five-year R&D agreement between Catalytica Pharmaceuticals and Pfizer to develop new processes and technology for the manufacture of Pfizer products (See overview above).

  Product revenues for the third quarter and year-to-date periods included $3.8 million in "guaranteed revenues" related to the Glaxo Wellcome Supply Agreement. These "guaranteed revenues" represent "revenue shortfalls" which is the difference between actual product shipments to Glaxo Wellcome and "guaranteed" product shipments per the Supply Agreement. These revenue shortfall payments help offset fixed manufacturing costs associated with manufacturing capacity reserved for Glaxo Wellcome as required in the long term Supply Agreement. See "Overview" above.

  Cost of goods sold increased 3,472% for the third quarter of 1997 and increased 1,031% for the first nine months of 1997. The increase in cost of goods sold for both the three and nine month periods reflects increased physical volume of product sales of fine chemical products primarily due to an increase in sales attributable to the

Greenville facility and the related Supply Agreement with Glaxo Wellcome. Margins on the fine chemical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical manufacturing environment.

  Research and development expenses increased 13% for the three months ended September 30,1997 and decreased 10.5% for the nine months ended September 30, 1997, as compared to the same periods in 1996. The three month increase is attributable to research and development expenses associated with the Greenville facility. The nine month decrease is largely due to a shift of certain catalytic combustion research and development costs from Catalytica to the GENXON joint venture (See overview above). This transfer of R&D funding began August 1, 1996, and resulted in approximately $1.8 million of research and development costs being financed by the joint venture rather than Catalytica during the first three quarters of fiscal 1997. Cessation of all research activities of Advanced Sensor Devices ("ASD") following the sale of its assets on June 28, 1996, also contributed approximately $0.4 million towards the year to date reduction of R&D expenses (See overview above). Research and development expenses may fluctuate from quarter to quarter.

  Selling, general and administrative expenses ("SG&A") increased 114% for the third quarter of 1997 and increased 19% for the first nine months of 1997 compared to the same periods of 1996 largely due to SG&A costs incurred at the Greenville facility. The Company has incurred significant legal, accounting, and other SG&A related expenditures as a result of the acquisition of the Greenville facility. Included in these costs is $3.2 million which have been capitalized as part of the purchase price of the Facility.

  Net interest income decreased 12% for the third quarter of 1997 and decreased 9% for the first nine months of 1997 when compared to the same periods last year due to reduced balances of short-term investments.

  Net interest expense increased 2,934% for the third quarter of 1997 and increased 633% for the first nine months of 1997 when compared to the same periods last year due to the initiation of The Chase Manhattan Bank "Term Debt Facility" for $125,000,000, and $14,600,000 borrowing on the Chase Manhattan Bank "Revolving Debt Facility" during the last two months of the third quarter of 1997.

  On January 3, 1997, Catalytica Combustion Systems, Inc. ("CCSI") made its first cash infusion of $1.0 million into the GENXON joint venture. CCSI recognized its 50% share of GENXON losses, of $1.15 million for the third quarter of 1997, and $2.6 million for the first nine months of 1997 up to its capital contribution of $2.6 million. The Company estimates it may make additional capital contributions to the joint venture during the remaining quarter of 1997. If GENXON continues to generate losses during this time frame, the Company will record its share of these losses to the extent of its capital contribution. However, these losses may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved.


LIQUIDITY AND CAPITAL RESOURCES

  Total cash and cash equivalents plus short-term investments increased to $44.3 million at September 30, 1997, compared to $23.8 million at December 31, 1996. This increase in cash is primarily due to borrowings against various credit facilities, funds received from the sale of common stock to Morgan Stanley and through stock option, and warrant exercises.

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

  With the closing of the Acquisition, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of

$120,000,000. As a result of the Stock Sale and the subsequent redemption of 5,000,000 shares of Class B Common Stock, MSCP owns approximately 40% of the Company's outstanding voting securities and approximately 47.3% of the Company's outstanding securities on a fully converted basis.

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") have entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase has agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility will be available for the issuance of letters of credit. The Term Debt Facility will mature four and one-half years after consummation of the Acquisition and will amortize in quarterly installments commencing on the last day of the third fiscal quarter of 1998 in aggregate annual amounts of (i) $50,000,000 in the year 1998, (ii) $37,500,000 in the year 1999, (iii)
$20,000,000 in the year 2000, and (iv) $17,500,000 in the year 2001. The
Revolving Debt Facility will mature four and one-half years after consummation of the Acquisition. As of September 30, 1997, $14,600,000 was outstanding under the revolving debt facility and $125,000,000 was outstanding under the senior secured term facility.

  The Company's operations to date have required substantial amounts of cash. As part of the financing of the Acquisition, Catalytica Pharmaceuticals incurred approximately $100 million of long-term indebtedness. The Company and its subsidiaries have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations has increased substantially. The Company anticipates that cash flows associated with the Supply Agreement will be sufficient to reduce indebtedness incurred in connection with the Acquisition to a level supportable by the current assets of the Company.* The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business. Adequate funds for future operations, whether from the financial markets or from collaborative or other arrangements, may not be available when needed or on terms acceptable to the Company and, if available or acceptable to the Company, may result in significant dilution to existing stockholders.

   The Company distributed, at no cost, to each holder of Common Stock of record as of August 22, 1997 (the "Record Date"), one Warrant for each three shares of Common Stock held on the Record Date. The total number of warrants issued was 6,947,245. No Warrants to purchase fractional shares were issued, and, accordingly, the number of Warrants issued to each stockholder was rounded down to the nearest whole Warrant. Each Warrant entitles the holder to purchase one share of Common Stock at the exercise price of $4.00 (the "Warrant Price"). The Warrants expired at 5:00 p.m. (Pacific time) on October 31, 1997 (the "Warrant Expiration Date"). Warrant holders elected to (i) purchase Common Stock through the exercise of their Warrants, (ii) trade their Warrants or (iii) allow their Warrants to expire unexercised.

   The Company used the net proceeds from the exercise of the Warrants to repurchase an aggregate of 5,000,000 shares of its Class B Common Stock issued to MSCP on July 31, 1997. The repurchase price was $4.75 per share, as such repurchase was consummated prior to November 30, 1997. The Class A Common Stock and Class B Common Stock could not be repurchased after May 31, 1998. Remaining proceeds, of the Warrant Issuance will be used for general corporate purposes.

  As of October 31, 1997, 6,922,996 shares have been acquired through the exercise of the Warrants, which generated gross proceeds of $27,691,984. The Company has used $23,750,000, to repurchase 5,000,000 shares of the MSCP Class B Common Stock. The repurchase will be reflected in the Company's financial statements in the period ending December 31, 1997. The Company's earnings per share will be reduced by $.07 due to this repurchase. Earnings per share for this purpose was calculated assuming an average of 52 million shares outstanding during the fourth quarter.

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

  History of Operating Losses and Uncertainty of Future Results. The Company's business has not been profitable until this quarter, and as of September 30, 1997, the Company had an accumulated deficit of $51.6 million. To achieve continued profitable operations, Catalytica must successfully manage the operations of the Facility, and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products. The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994 and, with the Acquisition of the Facility, will substantially increase its manufacturing of pharmaceutical products in 1997.

  The additional facilities, employees and business volumes resulting from the Acquisition substantially increased the expenses and working capital requirements and placed substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition and the Company's future results depend, in significant part, on the levels of manufacturing business developed by Catalytica Pharmaceuticals. In the event Catalytica Pharmaceuticals does not obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Facility, and with servicing the debt incurred in connection with the acquisition of the Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

  Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material effect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses will be insignificant for the remainder of 1997 and 1998.* The anticipated revenues from the Supply Agreement with Glaxo Wellcome are expected to allow the Company to achieve profitable operations for Catalytica Pharmaceuticals for the remainder of 1997 and for 1998.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome.* The Company anticipates that its earnings per share will be reduced by $.07 in the fourth quarter of 1997*, as it has repurchased 5,000,000 shares of its Class B Common Stock from MSCP at a price of $4.75 per share, for an aggregate of $23,750,000 with the proceeds from a warrant issuance which occurred during the third fiscal quarter of 1997. Earnings per share for this purpose was calculated assuming an average of 52 million shares outstanding during the fourth quarter. Manufacturing at the Facility is conducted in three district operations: primary, secondary and sterile. There is excess manufacturing capacity available at the primary facility beginning in mid-1998 and based on marketing efforts to date Catalytica Pharmaceuticals expects it will have one or more customers for some or all of the unused primary facility beginning in mid-1998.* There is substantial excess manufacturing capacity immediately available at the secondary and sterile facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture secondary and sterile products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until 1998 or 1999 at the earliest*. Catalytica Pharmaceuticals' inability to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Management of Growth; Limitation of Existing Information Systems. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. In particular the Company's existing information system is not year 2000 compliant and as a result, the Company is modifying the system. To support any future growth, the Company will need to hire more sales, marketing, support and administrative personnel, and expand customer service capabilities. Competition worldwide for the necessary personnel in the Company's industry is intense. There can be no assurance that the Company will be able to attract and retain the necessary personnel or that it will be able to satisfy customer demand in a timely fashion and satisfactorily support its customers and operations.

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

  The Company currently has limited manufacturing and marketing capability for its combustion products, and to the extent that the Company's existing facilities are inadequate , the Company will be required to develop or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develop marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develop an effective marketing and sales organization. In addition, some of the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants. Accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions which affect capital investment decisions, as well as the regulatory environment. There can be no assurance that the Company's combustion products will be economically attractive when compared to competitive products.

  In October 1996 Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC ("GENXON"), will initially upgrade the combustion systems of installed turbines with XONON which will reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets. GENXON plans to deliver an integrated product portfolio which includes Combustion Systems' system for ultra low NOx emissions, Woodward's control systems, turbine overhaul and upgrades, as well as contract maintenance and service*. Unlike Catalytica Combustion Systems' efforts to date which have focused only on the design of the catalyst assembly, GENXON is developing entire combustion systems. The development of complete combustion systems by GENXON to serve the retrofit market will require the design of new combustion chambers to be retrofitted on existing turbines. This new combustion chamber will incorporate a XONON catalyst. There can be no assurance that GENXON will be successful in developing new combustion chambers that will work in lieu of the current design that does not incorporate a catalyst. There can be no assurance that GENXON's products will be economically attractive when compared to competitive products.

  The initial capital commitment of the GENXON joint venture partners was $10 million--$2 million from CCSI and $8 million from Woodward--payable over time as the funds were required by the joint venture. This initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing $600,000 during the third quarter, bringing the total investment in the joint venture to $11.2 million to date. Although CCSI and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions exclusive of some required capital infusions which are predicated upon reaching certain milestones. If the milestones are not met, and the Company desired to complete any projects being developed by the joint venture, the Company could be required to fund the projects itself if Woodward decides not to make any additional capital contributions to GENXON. If such an event were to occur, it could have a material adverse effect on the Company's results of operations and financial condition.

  On January 3, 1997, Catalytica Combustion Systems, Inc. (CCSI) made its first cash infusion of $1.0 million into the GENXON joint venture. CCSI recognized its 50% share of GENXON losses of $1.15 million for the third quarter of 1997 and $2.6 million for the first nine months of 1997 up to its capital contribution of $2.6 million. Accordingly, a $2.6 million loss on the joint venture was recognized in the results of operations. The Company estimates it may make additional capital contributions to the joint venture during the remaining quarter of 1997. If GENXON continues to generate losses during this time frame, the Company will record its share of these losses to the extent of its capital contribution. However, these losses may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Future Capital Requirements and Uncertainty of Additional Funding; Increased Leverage. The Company's operations to date have required substantial amounts of cash. As part of the financing of the Acquisition, Catalytica Pharmaceuticals incurred approximately $100 million of long-term indebtedness. The Company and its subsidiaries have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations will be increased substantially. The Company anticipates that cash flows associated with the Supply Agreement will be sufficient to reduce indebtedness incurred in connection with the Acquisition to a level supportable by the current assets of the Company.* The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business. Adequate funds for future operations, whether from the financial markets or from collaborative or other arrangements, may not be available when needed or on terms acceptable to the Company and, if available or acceptable to the Company, may result in significant dilution to existing stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risk of Product Liability. Although Catalytica Pharmaceuticals intends to seek indemnification from its customers for any product liability claims that may result from the pharmaceutical products it produces, there can be no assurance that Catalytica Pharmaceuticals will not ultimately be found liable for any product liability claims regarding products it manufactures. Catalytica Pharmaceuticals expects it will be required to indemnify its customers for product liability claims if a manufacturing defect results in injury. There can be no assurance that Catalytica Pharmaceuticals will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities. If Catalytica Pharmaceuticals is found liable in a product liability claim and the Company does not have adequate product liability insurance or indemnification, the Company's consolidated results of operations could be materially adversely effected. Additionally, under the Supply Agreement, Catalytica Pharmaceuticals is obligated to maintain $100,000,000 of product liability insurance. If Catalytica Pharmaceuticals does not meet this requirement, it would be considered a default under the Supply Agreement.

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

  Concentration of Ownership. Morgan Stanley Capital Partners III, L.P. and two affiliated funds (collectively, "MSCP") beneficially own approximately 40% of the voting control of the Company and 47.3% of the outstanding capital stock of the Company as of November 7,1997. As a result, MSCP is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of all significant corporate transactions such as any merger, consolidation or sale of all or substantially all of the Company's assets.

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

    PART II - OTHER INFORMATION

    Item 2.     Changes in Securities and Use of Proceeds

    As of October 31, 1997, 6,922,996 shares of the Company's Common Stock were issued in connection with the exercise of Warrants distributed as a dividend to the Company's Common Stock holders of record on August 22, 1997. The Warrant exercises generated gross proceeds of $27,691,984 to the Company. The remaining 24,249 Warrants expired by their terms on October 31, 1997 at 5:00 p.m. (Pacific time).

    As of November 1, 1997, the Company used $23,750,000 of the gross proceeds generated from the exercise of the Warrants to redeem 5,000,000 shares of Class B Common Stock from MSCP at a price of $4.75 per share. The repurchase price was $4.75 per share, as such repurchase was consummated prior to November 30, 1997. The Class A Common Stock and the Class B Common Stock could not be repurchased after May 30, 1998. The remaining proceeds of the Warrant exercises will be used for general corporate purposes.

    The repurchase will be reflected in the Company's financial statements in the period ending December 31, 1997. The Company's earnings per share will be reduced by $.07 due to this repurchase. Earnings per share for this purpose was calculated assuming an average of 52 million shares outstanding during the fourth quarter.

    Item 6.     Exhibits and Reports on Form 8-K

   (a)        Exhibits

     11.1 Statement of Computation of Per Share Earnings
     27   Financial Data Schedule

    (b)       Reports on Form 8-K

   The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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


Date: November 14, 1997
                                    CATALYTICA, INC.
                                    (Registrant)


                                             /s/ Lawrence W. Briscoe
                                    By:-------------------------------------
                                               Lawrence W. Briscoe
                                            Vice President and Chief
                                                Financial Officer

                                    Signing on behalf of the
                                    registrant and as principal
                                    financial officer