Form 10-K
period 1997-12-31
CATALYTICA INC
filed 1998-03-30
CIK 841466

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO      .

                          COMMISSION FILE NO. 0-20966

                               ----------------

                               CATALYTICA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              94-2262240
    (STATE OR OTHER JURISDICTION OF     (IRS EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

                              430 FERGUSON DRIVE
                        MOUNTAIN VIEW, CALIFORNIA 94043
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

                                (650) 960-3000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 1997, there were outstanding 27,949,029 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on NASDAQ on February 27, 1997) was $330,161,880. For purposes of this disclosure, shares of Common Stock held by each officer and director of the Registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                CATALYTICA, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                               DECEMBER 31, 1997

NO.                                                                                               PAGE
---                                                                                               ----
                                     PART I
Item 1.   Business...............................................................................   2
Item 2.   Properties.............................................................................  18
Item 3.   Legal Proceedings......................................................................  19
Item 4.   Submission of Matters to a Vote of Security Holders....................................  19
                                    PART II
Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters...............  20
Item 6.   Selected Consolidated Financial Data...................................................  21
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  21
Item 8.   Consolidated Financial Statements and Supplementary Data...............................  40
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  40
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  40
Item 11.  Executive Compensation.................................................................  40
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  40
Item 13.  Certain Relationships and Related Transactions.........................................  40
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  41

                              COMPANY INFORMATION

  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and elsewhere in this report. Forward-looking statements include but are not limited to, those Statements that are indicated by an asterisk (*). References to "Catalytica" and the "Company" refer to Catalytica, Inc. and its Subsidiaries.

ITEM 1. BUSINESS

OVERVIEW

  Catalytica, Inc. ("Catalytica" or "the Company") is creating new businesses that leverage the Company's proprietary catalytic technologies to yield economic and environmental benefits by lowering manufacturing costs and reducing hazardous byproducts. Catalytica currently is focused on applying its capabilities to two primary areas: (i) production of pharmaceutical components and (ii) developing advanced combustion systems to reduce toxic emissions generated by natural gas turbines. To pursue these opportunities, the Company has created two operating subsidiaries, Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems"). In addition to market focus, the formation of subsidiaries provides increased flexibility for strategic financial arrangements and business partnerships. A third subsidiary, Catalytica Advanced Technologies ("Advanced Technologies"), is exploring new business opportunities and markets for the Company's technologies.

  The Company's technology is based on new and improved catalytic systems. A catalyst is a substance that initiates, accelerates and determines the products of a chemical reaction. In a catalytic process, compounds are changed or combined at the molecular level to create a desired product. Highly selective catalysts can improve industrial process economics by making possible more efficient use of raw materials, reducing energy requirements, increasing manufacturing yields and eliminating or minimizing the formation or use of environmental pollutants. As a result, catalyst design and performance can have a significant impact on operating and capital costs across a variety of industries.

  Catalytica Pharmaceuticals manufactures the full range of products used by the pharmaceutical industry. Customers include several leading pharmaceutical companies, including Glaxo Wellcome, Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), Merck & Co. ("Merck") and Pfizer, Inc. ("Pfizer"). Catalytica Pharmaceuticals is undertaking to capitalize on market opportunities created by major changes that are occurring in the pharmaceutical industry that are causing pharmaceutical companies to outsource certain chemical development and manufacturing activities. These changes include increased pricing pressures on pharmaceutical companies, the need to shorten drug development cycles and more stringent environmental and FDA regulations.

  Combustion Systems is developing its XONON Flameless Combustion system ("XONON System") to reduce or eliminate certain toxic emissions produced by natural gas turbines, including NOx, carbon monoxide and unburned hydrocarbons. Combustion Systems' proprietary products are being developed for use by utilities and other users of power generation systems. Combustion Systems is currently working with leading turbine manufacturers, including:
General Electric, Allison Engine Company, a subsidiary of Rolls Royce, and Solar Turbines, a subsidiary of Caterpillar, Inc.

CATALYTICA PHARMACEUTICALS

INDUSTRY BACKGROUND

  The pharmaceutical industry has been undergoing significant change over the last few years. As part of that change, many of the larger participants have recognized that their competitive differentiation comes from two key elements of their business: drug discovery and final product marketing. These are the core competencies in which successful pharmaceutical companies excel and are the ones that are increasingly defining the leaders in the industry. With this recognition has come increasing pressure on many pharmaceutical companies to focus their resources on these two facets of their business. As a result, these industry participants are looking to outsource to other companies with specialized expertise some of the other essential parts of the business, especially the development of manufacturing processes and the manufacturing of the drug products themselves. These factors have resulted in an increasing outsourcing trend in the pharmaceutical industry, impacting the full breadth of the manufacturing cycle, from the starting chemical entities to the final product form sold to the consumer. The market drivers for the outsourcing trend include:

  Increased Competitive Pressures. Increased penetration by managed care companies and a continued focus on the cost of publicly sponsored healthcare programs, such as Medicare and Medicaid, have resulted in increasing pressure for lower priced drugs. This pricing pressure, coupled with an increase in the acceptance of lower-priced generic drugs, is causing pharmaceutical companies to reduce their manufacturing costs in order to maintain margins. Over the next few years a large number of branded drugs will lose patent exclusivity, creating added competition from multiple generic alternatives.

  Need to Shorten Drug Development Cycles. To shorten the time required to market a new drug, pharmaceutical companies are seeking to outsource certain supply responsibilities to third parties that are able to develop cost effective chemical development and product manufacturing protocols as early as possible in the drug development cycle. These suppliers must be capable of providing the full spectrum of needs from small research quantities to clinical trial samples to large commercial volumes.

  Efficient Use of Resources. Many pharmaceutical companies are reevaluating their business models with a focus on drug discovery and development, and sales and marketing. As a result, pharmaceutical companies are increasingly outsourcing many of the activities that traditionally were performed in-house, including the development of chemical processes and pharmaceutical products.

  Requirement to Meet More Stringent Environmental and FDA
Regulation. Increased environmental burdens are being imposed upon the pharmaceutical industry which produces significant toxic waste as a byproduct of complex manufacturing processes. As a result, manufacturing costs have increased due to higher waste-handling and processing costs. Improvements in manufacturing processes are also required as a result of FDA regulations that have increased demand for higher levels of drug purity.

STRATEGY

  Catalytica Pharmaceuticals recognized these changes in the pharmaceutical industry several years ago. Catalytica Pharmaceuticals believed it could address this market opportunity by combining a strong technological capability to develop manufacturing methods for pharmaceuticals that involve fewer chemical reaction steps, require less equipment, utilize raw materials more efficiently and that are environmentally cleaner, with a manufacturing operation that can make products for the industry in a cost-effective, reliable, responsive and high quality manner. Catalytica Pharmaceuticals acquired a manufacturing facility in California in December 1993 as a first step to serve this growing market opportunity. Together with Catalytica Pharmaceuticals' established chemical research and development capabilities, this acquisition permitted Catalytica Pharmaceuticals to begin serving major pharmaceutical customers and to establish itself as a viable and attractive supplier of drug substances and pharmaceutical products.

  Many pharmaceutical companies have recognized that to implement outsourcing successfully they would significantly benefit from selecting "preferred manufacturing partners." Such partnerships permit a tighter integration between the supplier and the customer and significantly facilitate the outsourcing operations. A number of pharmaceutical companies have started to choose a few such manufacturing partners. Catalytica Pharmaceuticals' objective is to become one of the preferred partners of the major international pharmaceutical companies, by becoming involved with its customers early in the design of the drug manufacturing process. Catalytica Pharmaceuticals believes that its technology and expertise enable it to develop efficient manufacturing processes at the research and clinical samples stage and successfully scale-up such processes for the manufacture of commercial volumes.* These broad capabilities, coupled with its research, pilot and manufacturing facilities, should enable it to develop close relationships with its customers by becoming an integral part of their drug development process and a key preferred supplier of the customer's commercial fine chemical and formulated products requirements. Consistent with this strategy, in early 1996 Catalytica Pharmaceuticals entered into a five-year cooperative process research and development program with Pfizer Inc. ("Pfizer"), which also made an equity investment in Catalytica Pharmaceuticals. This activity with Pfizer was expanded in 1998 to include the development of new drug formulations.

  In furtherance of its Strategy, on July 31, 1997, Catalytica Pharmaceuticals acquired the pharmaceutical manufacturing facility of Glaxo Wellcome located in Greenville, North Carolina, (collectively, the "Greenville Facility"). The Greenville Facility is engaged in contract development and manufacturing for the pharmaceutical and biotechnology industry. The Greenville Facility was purchased as a fully operating facility with three to five year contracts for continuing manufacture of important Glaxo Wellcome products. In addition to this business base, the site offers additional capacity that can be used to manufacture additional products for other customers as those opportunities are developed, which could include additional products for Glaxo Wellcome.

  Another important aspect of Catalytica Pharmaceuticals' strategy is to leverage its intellectual property base and experience in commercial catalytic technology development to manufacture pharmaceutical intermediates and bulk actives, and to become a "one-stop" supplier to the pharmaceutical industry. The Greenville Facility enables Catalytica Pharmaceuticals to combine technological excellence and innovation with expanded manufacturing scale and state of the art facilities. With the acquisition of the Greenville Facility Catalytica Pharmaceuticals has an integrated capability to produce intermediate chemicals, to synthesize bulk active drugs, and to formulate and package the final dosage form. The Greenville Facility also includes a state-of-the-art sterile products facility capable of producing injectable formulations. The Company believes that the Greenville Facility will permit Catalytica Pharmaceuticals to offer a "one-stop" supply capability that is unique among outsourcing operations, and offers important advantages to potential customers.*

TECHNOLOGY AND EXPERTISE

  Catalytica Pharmaceuticals has an extensive intellectual property base and expertise in catalytic science and engineering, and through the Greenville acquisition, in product development and formulation. The Company's staff draws on its experience of many years of catalytic process development in the petroleum and petrochemical industry, where high yields and efficient manufacturing represent important competitive factors. Catalytica's technical staff includes chemists, and chemical engineers, many of whom hold Ph.D.'s. These scientists have a broad background in the discovery, development and scale-up of novel catalysts and catalytic processes that are relevant to developing efficient manufacturing processes of pharmaceutical intermediates and bulk actives and in the formulation and manufacturing of pharmaceutical dosage forms.

MANUFACTURING--THE GREENVILLE FACILITY

  Catalytica acquired the Greenville Facility in July 1997 from Glaxo Wellcome Inc., a company formed as a result of the 1995 merger of Glaxo plc and Wellcome plc. The site was originally developed by Burroughs Wellcome Company from a green field site in 1969 to its current state through a series of construction programs over the years. The latest and most advanced part of the facility, the sterile manufacturing complex, was completed in 1995. The site comprises 582 acres of land, approximately 165 of which are occupied by 38 buildings totaling 1.76 million square feet of space. The site has approximately 1,165 full time employees and 150 other personnel employed on a temporary basis. The employees are not represented by a labor union.

  The site is used to manufacture chemical intermediates and bulk drug products and to formulate and to package those drugs into individual dosage forms for shipment both domestically and internationally. Manufacturing at the site is conducted in three distinct operations: chemical, pharmaceutical and sterile manufacturing. One of the potential advantages of the Greenville Facility is the ability to integrate the production and packaging in individual dosage form of the final pharmaceutical product starting from relatively basic raw materials.*

  Chemical Manufacturing Operations ("CMO") involves the basic preparation of the desired drug substance, in bulk form, primarily by chemical synthesis, although one product, digoxin, is prepared by solvent extraction from leaves of digitalis plants grown commercially for this purpose. Carefully selected and purified raw materials are processed through complex chemical reactions under tightly prescribed and controlled conditions. Each step typically involves separation and purification of a derived intermediate chemical which then proceeds to the next reaction step. The final reaction produces the desired drug which then is separated, purified, dried, sometimes ground to appropriate particle size, and then delivered to bulk storage. This bulk product may be shipped as such to another site for further processing, passed to the pharmaceutical product manufacturing plant for compounding into non-sterile dosage forms and packaging, or delivered to the Sterile Product Operations ("SPO") plant for further processing and ultimately sterile packaging.

  The chemical reactions involved in CMO manufacturing are carried out in batches in closed, pressurized reaction vessels, generally 500-2,000 gallons in capacity, in a liquid medium at carefully regulated temperature and pressure. Depending on the reaction, such vessels may be glass lined, stainless steel or another alloy material. Each such reactor is equipped with appropriate pumps, condensers, separation equipment or other equipment as required by the process. There is a high degree of automation and in many cases all important operating variables are monitored and recorded by computer systems. Carefully documented and approved quality control testing procedures are followed, results recorded, and samples retained for future reference. The collection of equipment, instrumentation, utilities, supplies and other services necessary to carry out any particular reaction are considered a production module. Because of the differences in specific reaction requirements, such modules may be well adapted for certain reactions but not for others. Although modules are built to be reasonably general purpose, there are certain limitations on their flexibility.

  Pharmaceutical Product Operations ("PPO") involves the conversion of bulk drug materials into final dosage form pharmaceuticals and the packaging of these products for distribution. Such dosage forms may be solids, liquids, creams or ointments. Solid forms may be tablets, caplets and capsules and in all cases the formulated dose will contain other ingredients required to provide a readily usable, recognizable, effective and stable product. Any particular drug can be made into a variety of dosage forms, active ingredient dosages, package types and sizes for institutional or personal use, and distribution packaging. The packaged product may be intended for prescription use or over-the-counter sales and must be dated and carefully tracked through the distribution system by batch and/or lot number.

  Processing in pharmaceutical manufacturing includes a variety of granulation techniques, compression methods, sugar and film coating, printing, encapsulating, polishing and other operations throughout which the product must be carefully monitored and protected. Packaging can be in hospital unit dose packs, samples, blister packages, plastic or glass bottles, pouches, tubes or foil packs. These multiple forms require sophisticated equipment and inventory tracking systems.

  Formulating the finished pharmaceutical to successfully withstand such processing and provide appropriate bioavailability, efficacy, stability, appearance and identification at the point of administration with the required reliability involves careful development of processes and ingredients suitable both to the specific drug and the equipment through which it is processed. Careful selection of the other ingredients of the formulation and tight quality control are essential elements of these operations. Computer systems are used to properly track and record the processing and distribution of these products according to drug, form, dose, personal package, distribution package and destination.

  Sterile Product Operations ("SPO") involves the production of those products which, by reason of their mode of administration, must be aseptic to avoid microbial contamination. These products are specifically processed to establish aseptic conditions according to rigid standards in a production facility that is isolated from other portions of the plant and especially maintained for this purpose. The sterile manufacturing plant at the Greenville Facility includes a state-of-the-art building dedicated to sterile products which was completed in 1995.

  The sterile facilities are characterized by high levels of isolation of processing areas, significant automation, closed operating systems, limited personnel access, specialized heating, ventilating and air conditioning systems, and very high levels of data acquisition and recording.

  SUPPLY AGREEMENT. In connection with the purchase of the Greenville Facility, Glaxo Wellcome entered into a Supply Agreement under which Catalytica Pharmaceuticals has agreed to manufacture products for Glaxo Wellcome over the next year, in the case of pharmaceutical products, and the next four years in the case of chemical and sterile products. This arrangement is allowing Catalytica Pharmaceuticals the time required to develop new customers and comply with regulatory requirements before commencing production of new products under new contracts. Catalytica Pharmaceuticals estimates that aggregate payments (including the cost of materials) by Glaxo Wellcome under the Supply Agreement will total approximately $800 million.*

  Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a minimum level or Glaxo Wellcome will pay to Catalytica Pharmaceuticals any shortfall. The minimum revenues, which include compensation for transition services that Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome and which exclude the cost of materials in each of the next five years, are as set forth below in millions of dollars.*

           AUGUST 1-
       DECEMBER 31, 1997      1998       1999       2000       2001       TOTAL
       -----------------     ------      -----      -----      -----      ------
             $77.0           $166.4*     $94.0*     $72.6*     $22.6*     $432.6*

  The price for each product, excluding the cost of materials, is set forth in the Supply Agreement. The terms of the Supply Agreement provide for reductions in prices for certain products over time. Pursuant to the Supply Agreement, Glaxo Wellcome also reimburses Catalytica Pharmaceuticals for the actual costs of materials used in the production of products delivered to Glaxo Wellcome. Under the terms of the Supply Agreement, Glaxo Wellcome is to provide periodic forecasts of its future demand for various products and Catalytica Pharmaceuticals is committed to produce the products required, with certain limitations, provided the required production capacity does not exceed the capacity committed to Glaxo Wellcome. For production requests in excess of the capacity committed to Glaxo Wellcome, Catalytica Pharmaceuticals has agreed to undertake to accommodate Glaxo Wellcome's requests with pricing to be negotiated on terms that reflect then market pricing.

  In addition, Catalytica Pharmaceuticals has agreed to produce certain specialty products for Glaxo Wellcome during the period June 30, 2001 to June 30, 2002 at prices to be negotiated prior to February 2001.

  In addition to the minimum revenues set forth above, Glaxo Wellcome will reimburse to Catalytica Pharmaceuticals an aggregate of $4.0 million for certain software upgrades necessary to achieve Year 2000 compliance at the Greenville Facility.

  The provisions of the Supply Agreement related to the production of chemical and sterile products may only be terminated with two years prior written notice. Notice of termination may only be given on or after the second anniversary of the date of Supply Agreement with respect to the provisions related to the chemical products. In addition, Glaxo Wellcome has a right to extend the term of the agreement with respect to one or more pharmaceutical products for up to an additional twelve months and with respect to one or more of the sterile products for up to four consecutive quarterly periods. The agreement may be terminated immediately by the affected party upon a material uncured default by the other party. A change in control of Catalytica or Catalytica Pharmaceuticals may also result in the right of Glaxo Wellcome to terminate the agreement. Catalytica has guaranteed Catalytica Pharmaceuticals' obligations under the Supply Agreement.

  Chemical Manufacturing Operations. The CMO facility manufactures bulk chemicals for formulation into final dosage form. The facility has 33,900 gallons of reactor capacity. Glaxo Wellcome has committed under the

Supply Agreement to a specified level of reactor capacity at the chemical facility for each calendar year and has agreed to pay certain guaranteed revenues whether or not it utilizes this capacity. In addition, beginning in the second half of 1998, Glaxo Wellcome has reserved 1,500 reactor gallons for each calendar year through the first half of 2001. However, Glaxo Wellcome is required to give three calendar quarters notice of its intention to utilize this reserved capacity and, if it chooses to use the capacity, to pay a specified amount that Catalytica Pharmaceuticals believes reflects then current market conditions. The percentage of the current capacity to which Glaxo Wellcome is firmly committed and has reserved is as set forth below.

                                              2ND  1ST  2ND            1ST  2ND
                                              HALF HALF HALF           HALF HALF
                                              1997 1998 1998 1999 2000 2001 2001
                                              ---- ---- ---- ---- ---- ---- ----
Committed.................................... 100% 100% 66%  58%  56%  52%   4%
Reserved.....................................  --   --   4%   4%   4%   4%  --

  Catalytica Pharmaceuticals is marketing the portion of its Greenville and Bayview chemical facilities unused capacity to one or more pharmaceutical customers. Catalytica Pharmaceuticals is discussing with prospective customers possible new business for 1998 and subsequent years.* It believes the pricing it can achieve for this capacity and reduction in operating costs may mitigate the impact of certain declines in prices over time provided for in the Supply Agreement.*

  Catalytica Pharmaceuticals also owns and operates a flexible, multi-purpose, commercial scale manufacturing plant in East Palo Alto, California, which has approximately 12,000 gallons of reactor capacity set up in a wide range of reactor sizes. The facility includes a pilot plant used for scaling up manufacturing processes and a solids handling facility that operates under current Good Manufacturing Practices ("cGMP").

  Pharmaceutical Product Operations. The PPO facility converts bulk drug materials into final dosage forms, which include tablets and capsules as well as creams, ointments and liquids. In addition to manufacturing products for Glaxo Wellcome, the facility manufactures products for several other customers. Production for the largest customer extends to December 31, 1998. Catalytica Pharmaceuticals is acting as a subcontractor of Glaxo Wellcome for such customer. Contracts with the other existing third party customers of the Greenville Facility were assigned or subcontracted to Catalytica Pharmaceuticals upon the closing of the acquisition of the Greenville Facility from Glaxo Wellcome.

  The obligation under the Supply Agreement with Glaxo Wellcome for pharmaceutical products is in effect until December 31, 1998, for products other than cytotoxics and certain specialty products, and December 2000, for cytotoxics and certain specialty products. The approximate levels of utilization of the pharmaceutical products facility required to fulfill the production requirements of this agreement, which include the requirements for third parties, are as follows:

                                                            1997 1998  1999  2000
                                                            ---- ----  ----  ----
Solid Dose(1).............................................. 32%  27%*   2%*   2%*
Ointments, creams and liquids(1)........................... 17%  16%*   4%*   4%*

--------
(1) Based on estimated machine hours for the forecast product mix and 50 week per year, 24 hour per day operations.

  Pharmaceutical production of cytotoxic and certain specialty products are conducted in areas of the Greenville Facility dedicated to the production of these types of products. Catalytica Pharmaceuticals is discussing with prospective customers possible new business for 1998 and subsequent years.* Continued operation of the pharmaceutical facility at current operating levels will depend on Catalytica Pharmaceuticals success in obtaining substantial new business.*

  Sterile Product Operations. The new SPO facility, which is in a separate building, is used for the manufacture of aseptic products used predominately for injectable formulations. The new facility was approved by the FDA in 1995 and is producing certain Glaxo Wellcome and third party products. The Supply Agreement with Glaxo Wellcome is effective through December 2000. The approximate levels of utilization of the sterile facility required to fulfill the production requirements of this agreement are as follows:

                                                             1997 1998 1999 2000
                                                             ---- ---- ---- ----
Sterile(1).................................................. 26%  33%* 22%* 13%*

--------
(1) Based on estimated machine hours for the forecast product mix and 50 week per year, 24 hour per day operations.

  Catalytica Pharmaceuticals believes there is considerable interest in the manufacturing capabilities provided by its sterile facilities and has signed agreements with a number of biotechnology and pharmaceutical companies, including Amgen, Inc., Monarch Pharmaceuticals, Inc., and ASTRA.* Because of the long lead-times for regulatory approvals, the manufacture of new products is not expected to commence until late 1998 at the earliest, except for clinical trial materials.* Catalytica Pharmaceuticals believes the time necessary to build and receive regulatory certification of a new SPO facility creates a significant barrier to entry by new competitors.*

  There is excess manufacturing capacity available at the chemical facility beginning in the second half of 1998. There is also substantial excess manufacturing capacity immediately available at the pharmaceutical and sterile facilities, but because of the long lead times required to establish necessary regulatory approvals to manufacture at these facilities, Catalytica Pharmaceuticals does not anticipate additional revenue from such facilities until late 1998 at the earliest, except for clinical trial materials.* If Catalytica Pharmaceuticals' is unable to use the available capacity or to reduce costs commensurate with lower levels of capacity utilization, it would have an adverse effect on the Company's consolidated results of operations.

  Employment Matters. On July 31, 1997 Catalytica Pharmaceuticals hired the vast majority of the Greenville Facility's employees and supplemented its management team and employee base with experienced personnel where appropriate. As of December 31, 1997, there were approximately 1,165 employees at the Greenville Facility. Catalytica Pharmaceuticals has hired personnel to perform marketing, sales, research and development, contract support and administration functions. With the combination of the management teams and employee base of Catalytica Pharmaceuticals at the Bay View facility, plus selective additions, Catalytica Pharmaceuticals believes it can continue to effectively operate the Greenville Facility and develop new business as the level of business with Glaxo Wellcome declines.*

  Environmental Matters. Glaxo Wellcome has been working with the U.S. EPA and the North Carolina Department of Environmental and Natural Resources ("NCDENR") to investigate, identify and remediate contamination in the soil and groundwater at the Greenville Facility now owned by Catalytica Pharmaceuticals. This investigation, carried out pursuant to the federal Resource Conservation and Recovery Act, has identified 17 different areas of the Greenville Facility where contamination has or may have occurred. Of these 17 areas, at least six have been identified as requiring further investigation and remediation ("Site Contamination"). Contaminants found in the soil and groundwater at the Greenville Facility include solvents, petroleum hydrocarbons and pesticides. While the new owner of the Greenville Facility, Catalytica Pharmaceuticals, has become legally liable for such contamination. Notwithstanding, such legal liability, Glaxo Wellcome has agreed to be primarily liable for and to perform, at its cost, the remediation required by law for contamination of the soil and groundwater existing at the Greenville Facility as of the date Catalytica purchased the facility. It is unknown at this time what further remediation will be required at the Greenville Facility and the cost of such remediation. Catalytica Pharmaceuticals is also required, pursuant to an environmental agreement between Catalytica Pharmaceutical and Glaxo Wellcome, to provide access to the Greenville Facility and certain facility services as required for the remediation, subject to reimbursement by Glaxo Wellcome. However, there can be no assurance that the Company or Catalytica Pharmaceuticals will not incur unreimbursed costs or suffer an interference with ongoing operations as a result of Glaxo Wellcome's remediation activities or the existence of contamination at the Greenville Facility. In addition, the Company's future development of the Greenville Facility may be limited by the existence of contamination or Glaxo Wellcome's remediation activities. There also can be no assurance that Catalytica Pharmaceuticals' ongoing operations at the Greenville Facility will not cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals or the Company could involve costly and time-consuming negotiations and litigation. Furthermore, any such contamination caused by Catalytica Pharmaceuticals or the Company could materially adversely affect the business, results of operations and financial condition of Catalytica Pharmaceuticals and the consolidated results of operations and financial condition of the Company.

  Commensurate with the closing of the acquisition of the Greenville Facility, Catalytica Pharmaceuticals and Glaxo Wellcome entered into additional agreements regarding certain environmental matters including a release of Glaxo Wellcome from certain liabilities relating to asbestos containing materials and a memorandum of understanding between Catalytica Pharmaceuticals and Glaxo Wellcome indicating to NCDENR that Glaxo Wellcome will be primarily liable for any pre-closing site contamination. See "Item 2. Properties."

COMPETITION

  Catalytica Pharmaceuticals believes that the key competitive factors in the pharmaceuticals manufacturing industry include reliability of supply, product quality, ability to comply with environmental and FDA regulations, capacity, price, and the technical and manufacturing ability to produce a full range of quantities from small batches for clinical trials to large commercial quantities. Catalytica Pharmaceuticals believes it competes favorably with respect to these factors. Catalytica Pharmaceuticals' primary competition is from pharmaceutical companies that produce their own fine chemicals and to a lesser extent from other independent fine chemicals manufacturers such as Lonza AG and DSM Andeno B.Z. Many of Catalytica Pharmaceuticals' competitors have substantially greater financial resources than Catalytica Pharmaceuticals.

CATALYTICA PHARMACEUTICALS' MANAGEMENT AND DIRECTORS

  As part of the Company's strategy to create focused business units, Catalytica Pharmaceuticals has assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry expertise. The directors and management of Catalytica Pharmaceuticals include:

  NAME                           AGE  POSITION WITH CATALYTICA PHARMACEUTICALS
  ----                           ---  ----------------------------------------
Barry M. Bloom.................. 68  Director
Richard Fleming................. 72  Director
Thomas L. Gutshall.............. 59  Director
Ricardo B. Levy................. 52  Director
Ernest Mario.................... 58  Director
James A. Cusumano............... 55  Chief Executive Officer and Chairman of the
                                      Board
Gabriel R. Cipau................ 56  President, Chief Operating Officer and
                                      Director
Lawrence W. Briscoe............. 53  Chief Financial Officer and Director

  BARRY M. BLOOM has been a director of Catalytica Pharmaceuticals since February 1995. He retired in September 1993 from Pfizer Inc. where he was most recently Executive Vice President, Research and Development since 1992, and a member of the Board of Directors since 1971. Dr. Bloom was with Pfizer Inc. since 1952, where he served in executive level positions since 1971. He is a member of several corporate Board of Directors, including Cubist Pharmaceuticals, Inc., Neurogen Corp., Incyte Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc. Dr. Bloom was a member of the United States Congressional Commission on the Federal Drug Approval Process and the Pharmaceutical Manufacturers Association Commission on Drugs for Rare Diseases. He has a Ph.D. in organic chemistry from the Massachusetts Institute of Technology.

  RICHARD FLEMING has been a director of Catalytica Pharmaceuticals since 1995. Mr. Fleming has been a director of Catalytica since 1985 and also serves as an advisor and consultant to Catalytica. Mr. Fleming was President and Chief Executive Officer of the Company from 1985 through August 1991. From 1969 to 1980, Mr. Fleming served at Air Products and Chemicals, most recently as Executive Vice President, and from 1980 to

1981, he served as President and Chief Operating Officer of GAF Corporation, a chemical company. He has served as President and Chief Executive Officer of Richard Fleming Associates, Inc., a consulting firm, since May 1981 and is past Vice Chairman for Membership and Fiscal Affairs of the Chemical Industry Institute of Toxicology. Mr. Fleming has an M.S. in chemical engineering from New York University.

  THOMAS L. GUTSHALL has been a director of Catalytica Pharmaceuticals since February 1995. He has been Chief Executive Officer and Chairman of Cephaid since August 16, 1996. Mr. Gutshall was President and Chief Operating Officer of CV Therapeutics, Inc. from January 1995 to August 1996, and has 35 years of experience in specialty chemicals, pharmaceuticals, and diagnostics. Mr. Gutshall served in executive level positions with Syntex Corp. from 1981 to 1994, most recently as Executive Vice President since June 1989. He previously served with Mallinckrodt Inc., lastly as Vice President and General Manager, Drug and Cosmetic Chemicals Division. Mr. Gutshall has a B.S. in chemical engineering from the University of Delaware and is an alumnus of the Harvard Executive Marketing Program.

  ERNEST MARIO has been a director of Catalytica Pharmaceuticals and Catalytica, Inc. since July, 1996. Dr. Mario has been Co-Chairman and Chief Executive Officer of ALZA since August 1993. Prior to joining ALZA, Dr. Mario was Deputy Chairman and Chief Executive Officer of Glaxo Holding p.l.c., having served in a variety of executive positions with Glaxo, Inc., beginning in 1986. From 1977 to 1984, he held various executive level positions with Squibb Corporation, ending as President and Chief Executive Officer of Squibb Medical Products. Dr. Mario is a member of the Board of Directors of several companies, including Advanced Technology Labs, COR Therapeutics, and Pharmaceutical Product Development Co. Dr. Mario has a Ph.D. and M.S. in physical sciences from the University of Rhode Island, and a B.S. in pharmacy from Rutgers University. He is a licensed pharmacist in the states of New York and Rhode Island, and an adjunct professor of pharmacy at the University of Rhode Island.

  GABRIEL R. CIPAU joined Catalytica in August 1996 as a consultant, and in August 1997 he became President and COO of Catalytica Pharmaceuticals, Inc., and a member of the Catalytica Pharmaceuticals, Inc. Board of Directors. Previously, Dr. Cipau was President and CEO of Copley Pharmaceutical, Inc. from July 1995 until August 1996, and President and CEO of Nippon Wellcome K.K. from September 1993 until July 1995, and Executive director of Wellcome plc. From 1970 until 1993, he held various positions at Burroughs Wellcome Co., including Sr. Vice President Production and Engineering. Dr. Cipau holds Ph.D. and B.S. degrees in Chemical Engineering and Physics from Polytechnic Institute, Timisoara, Romania, an MBA degree from Duke University, and an M.S. in Chemistry from East Carolina University.

  JAMES A. CUSUMANO, LAWRENCE W. BRISCOE AND RICARDO B. LEVY, who are directors of Catalytica Pharmaceuticals, are also officers and/or directors of Catalytica, Inc. For information on the business backgrounds of Messrs. Cusumano and Levy, see "Proposal No. 1--Election of Directors--Nominees." For information on the business background of Mr. Briscoe, see "--Catalytica, Inc.--Executive Officers."

CATALYTICA COMBUSTION SYSTEMS

INDUSTRY BACKGROUND

  One of the critical issues facing the power generation industry is the ability to satisfy, economically, the growing worldwide demand for power while complying with environmental protection requirements. Natural gas turbines are expected to meet the majority of this increasing demand because natural gas burns more cleanly than other fossil fuels, and gas turbines have shorter construction lead times and lower aggregate installation cost per kilowatt than alternative power generation methods.* However, all fuel combustion, including natural gas, creates significant emissions of NOx, carbon monoxide and unburned hydrocarbons, which are among the primary sources of air pollution and result in smog and ground level ozone. Following the Kyoto conference on global warming, there are significant new regulatory pressures in much of the world to reduce these emissions from stationary and mobile power generation sources. Through its Combustion Systems subsidiary, Catalytica is developing XONON catalytic combustion systems that are designed to significantly reduce emissions of pollutants from turbines.

  The gas turbine market encompasses a range of turbine sizes and applications that are typically divided into two segments, utility power generation and industrial applications. The installed base of natural gas turbines in the United States is approximately 50,000 megawatts, which is estimated to be less than 40% of the worldwide installed base. One megawatt is sufficient energy to provide power to approximately 1,000 households or to power two 350,000 square foot commercial buildings.

  Utility Power Generation. The utility power generation segment is comprised principally of large turbines ranging from 50 to 250 megawatts, with an average size of approximately 100 megawatts, and utilizing 10-12 combustors. The principal users of these turbines are major electric utilities and independent power producers. According to the North American Electricity Reliance Council, demand for power is projected to grow in the United States at an average rate of 6,000 megawatts per year through at least 2005.* Combustion Systems believes that the market in the rest of the world, which is more than twice as large as the United States market, will grow more rapidly.* General Electric and its affiliates are estimated to have over a 60% share of the worldwide utility power generation market.

  Industrial Applications. The industrial applications segment is comprised of small- and medium-size turbines generally ranging from less than one to 25 megawatts, with an average turbine size of approximately 10 megawatts, utilizing one or more combustors. The principal users of these turbines are non-utility industrial power generators and mechanical drive turbines such as those used for processing and transmission of natural gas in pipelines. According to Forecast International, a market information service, the world market for industrial power generation and mechanical drive natural gas turbines is projected to grow at an average rate of 10,000 megawatts per year.* The United States market is believed to represent approximately 25% of the world market. Allison and Solar together have a majority of the worldwide market. Other traditional suppliers include European Gas Turbines and Kawasaki.

CURRENT EMISSIONS CONTROL APPROACHES

  Natural gas turbines currently utilize diffusion flame combustors that operate at about 1800 degrees C (3270 degrees F). Without emissions controls or clean-up processes, combustion at these temperatures results in NOx emissions of between 75 and 200 parts per million ("ppm"). These levels are not acceptable for turbines in most areas of the United States. For example, in several metropolitan areas of the United States, new natural gas turbines have been required to achieve NOx emission levels of 5 ppm or lower to obtain permits for installation. Specifications for the next generation turbines being developed under the United States government sponsored Advanced Turbine System program require the achievement of less than 8 ppm of NOx without any post-emissions clean-up system.

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

  A second approach currently used to reduce gas turbine emissions by reducing temperature utilizes a control technology that is generally referred to as lean pre-mix or dry-low-NOx ("DLN"). DLN is a combustion process in which natural gas and air are premixed prior to entering the combustor, resulting in a low fuel to air ratio. Turbine manufacturers utilizing this approach have achieved emission levels of approximately 25 ppm, and are undertaking development to achieve emission levels in the 10 to 15 ppm range in the next product generation. Compared to wet controls, DLN capital costs are moderate to high and operating costs are low to moderate. Operating costs are projected to increase as emissions are reduced below 25 ppm.

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

  Combustion Systems believes that the XONON system provides the lowest level of emissions achieved with any control technology at natural gas turbine operating conditions. Combustion Systems has tested the durability of the XONON catalytic combustion system for over 7,000 hours at atmospheric pressure and for over 1,000 hours in an operating gas turbine with no change in system performance for NOx, carbon monoxide or unburned hydrocarbons emissions. Emissions levels obtained in Combustion Systems' tests of the XONON system in full turbine operating conditions have been as low as 0.5 ppm for NOx, 0.8 ppm for carbon monoxide and 1.7 ppm for unburned hydrocarbons. Results in a series of tests conducted by General Electric, Solar, and AGC Manufacturing Services, Inc. ("AGC") have supported the emissions results obtained by Combustion Systems.

  Combustion Systems has demonstrated that the XONON system will provide superior emissions reduction performance and competitive costs compared to alternative technologies. The XONON system is expected to have capital and operating costs that are similar to DLN while offering significant advantages in emissions performance and cost relative to water and steam control systems.* Additionally, the XONON system is expected to provide significant first cost and life cost advantages over SCR systems.* Once the technology is commercially applied, Combustion Systems believes it will be accepted as best available control technology ("BACT"), lowest achievable emissions rate ("LAER") technology and reasonably available control technology ("RACT") for reduction of NOx in natural gas turbines.* BACT, LAER and RACT are the benchmarks by which the Environmental Protection Agency ("EPA"), and state and local regulatory authorities decide which emissions control technologies will be required for specific installations.

  Combustion Systems' XONON product is designed to fit inside each combustor on a turbine. Large turbines, such as those used in the utility power generation market require an average of 10-12 combustors per turbine, while smaller industrial turbines require one or more combustors. Combustion Systems expects to generate revenues from the sale of XONON products installed in each combustor of new turbines, the retrofit of combustors in existing turbines and the ongoing sale of catalytic replacement units.*

COMMERCIALIZATION STRATEGY

  To commercialize the XONON system, Combustion Systems is developing products for both the utility power generation and industrial applications markets through collaborative relationships with leading manufacturers in both of these market segments. Combustion Systems will achieve the earliest commercialization opportunities in small- and medium-sized turbines because design and testing requirements are less extensive and the sales and commercialization process are faster than for the larger natural gas turbines used in the utility power generation market. Combustion Systems is also focused on out-of-warranty turbines that are not currently supported by existing turbine manufacturers. These efforts are being pursued by GENXON Power Systems, Combustion Systems' joint venture with Woodward Governor.

  In January 1998, Enron Ventures Corp. ("Enron Ventures"), a wholly owned subsidiary of Enron Corp., purchased a 15 per cent minority interest in Combustion Systems for $30 million. Enron also received a three-year option to purchase an additional five per cent of Combustion Systems for $14.4 million in cash. This relationship is an important piece of the Company's plans to commercialize the XONON System. Enron Corp. is one of the world's largest integrater natural gas and electricity companies. Pursuant to the terms of the investment, Thomas E. White, the Chairman and CEO of Enron Ventures was appointed to the board of directors of Combustion Systems.

  Industrial Applications Market. In the industrial applications area, Combustion Systems, through GENXON Power Systems, LLC, Combustion Systems' joint venture company, has completed testing of its XONON system at AGC, a company that manufactures and markets small co-generation systems to deliver power and steam to industrial users. In December 1997, these collaborative tests achieved a major milestone for XONON, and a first for the power generation industry, by completing a 1,000 hour, successful run on the Kawasaki turbine at low Nox emissions. See "--Formation of GENXON(TM) Joint Venture," below.

  Combustion Systems is also working with Allison and Solar, two of the world's leading manufacturers of small- to medium-sized turbines. Combustion Systems and Allison have completed a preliminary evaluation of the catalytic combustion technology for one of Allison's principal commercial turbines and have demonstrated in a test that ultra low emission targets can be met under simulated turbine operating conditions. Based on these results, Allison is continuing to fund the development effort. Combustion Systems is also conducting a development program funded by Solar to investigate the application of Combustion Systems' catalytic combustion technology to Solar's gas turbines. Based upon the success of the XONON tests, Solar announced in December of 1997 that catalytic combustions will be the design feature option in their Advanced Turbine Systems ("ATS") (Mercury 50 engine). Because of the large installed base of Allison and Solar turbines, Combustion Systems believes there is a significant retrofit market opportunity for many of these turbines used by gas processors and gas transmission companies which face increasing emissions regulation in the United States.* Both Allison and Solar are participating in the United States government sponsored Advanced Turbine System program and are utilizing the XONON system to meet the NOx emissions specifications established for the program. If either Allison or Solar terminated its relationship with Combustion Systems, there is no assurance as to whether Combustion Systems could enter into a similar relationship with another manufacturer, and Combustion Systems' ability to complete its research and development and introduce commercial systems in these markets could be adversely affected.

  Utility Power Generation Market. Combustion Systems is pursuing the market opportunity in large turbines used by electric utilities and independent power producers through a program with General Electric, the world's largest manufacturer of natural gas turbines. This collaboration began in 1990 and currently is in the third phase of testing at General Electric's commercial scale test facility. General Electric is continuing to fund the development of the XONON system for application in General Electric turbines. Combustion Systems anticipates that one or two additional years of development will be necessary to complete the design of a commercial system for large turbines. Combustion Systems' ability to complete research and development and introduce commercial systems in the large turbine utility market would be adversely affected if General Electric terminated its relationship with Combustion Systems. If such a termination occurred, there is no assurance Combustion Systems could enter into a similar relationship with another manufacturer and Combustion Systems' ability to complete its research and development and introduce commercial systems in these markets could be adversely affected.

FORMATION OF GENXON(TM) JOINT VENTURE

  In October 1996, Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM) Power Systems, LLC, will initially upgrade the combustion systems of installed turbines with XONON which will reduce emissions on these older installed turbine engines.

  The initial capital commitment of the GENXON joint venture partners was $10 million, $2 million from Combustion Systems and $8 million from Woodward. The capital commitment was payable over time as the funds were required by the joint venture. These capital infusions were predicated upon reaching certain milestones, and neither joint venture partner is contractually required to make further capital infusions if these milestones are not met. In addition to the capital commitment, Combustion Systems has contributed to the joint venture a limited exclusive license for the use of its catalytic combustion technologies and Woodward contributed to the joint venture a limited exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustion. These licenses are limited to cover only applications serving the retrofit of out-of-warranty turbines not supported by original equipment manufacturers. See "Company Information--Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Under the Clean Air Act, the EPA establishes ambient air quality standards. Areas which meet these standards are considered "attainment areas," while areas not meeting these standards are considered to be "non-attainment." In areas that are considered to be non-attainment, the regulations require the emissions of a new gas turbine to be "offset," i.e., if a new turbine is going to exceed a specified emissions level, the user must offset the entire emissions of the project so that the net increase of emissions for the area is zero. In many cases there is a multiplier applied to the new emissions, so that the new project combined with the "offset" must actually provide a net decrease in emissions.

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

  In 1997, against a backdrop of continued strong public and political support for clean air initiatives, the US EPA issued significantly more stringent regulations for ground-level ozone (smog), and particulate matter (soot). Since nitrogen oxide is both a principal component of smog and a contributor to the formation of fine particulate matter, NOx reduction moved to the forefront of the energy planning agenda. Towards the end of the year, with the convening of the Kyoto conference on climate change, the nations of the world agreed on the terms of a treaty for reducing emissions of "greenhouse gases," which many scientists believe are contributing to the warming of the global climate. The treaty mandates reductions in six greenhouse gases, of which NOx is among the top three.

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

COMBUSTION SYSTEMS PATENTS

  Catalytica has an active patent program for its technology. A total of 15 patents have been issued in the United States and five United States patent applications are pending for Combustion Systems' catalytic combustion technology. Corresponding foreign applications have been filed in countries that Combustion Systems believes represent significant markets throughout the world pursuant to the PCT Patent Convention. These patents and patent applications cover various aspects of the catalytic combustion technology, including catalyst compositions, catalyst structure and design, multistage catalytic combustion concepts, and certain modifications to gas turbine combustors.

COMPETITION

  Combustion Systems expects to compete with the DLN systems being developed by the turbine manufacturers, including General Electric, Allison, and Solar, for their own turbines. Combustion Systems also competes with manufacturers of SCR systems, including Mitsubishi Heavy Industries, Babcock-Hitachi, Engelhard Corp. and Johnson Mathey. All of these competitors have substantially greater financial resources and larger research and development staffs than Combustion Systems. The turbine manufacturers are also potential customers of Combustion Systems and Combustion Systems expects to rely on these customers to help commercialize its products. If these turbine manufacturers focus solely on their own solutions and products, Combustion Systems' competitive position in the OEM market would be materially adversely affected.

COMBUSTION SYSTEMS' MANAGEMENT AND DIRECTORS

  As part of Combustion Systems' strategy to create focused business units, Combustion Systems has assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry experience. The directors and management of Combustion Systems include:

  NAME                                  AGE   POSITION WITH COMBUSTION SYSTEMS
  ----                                  ---   --------------------------------
William B. Ellis....................... 57  Director
Frederick O'Such....................... 60  Director
Ricardo B. Levy........................ 52  Director
John A. Urquhart....................... 69  Director
Thomas E. White........................ 54  Director
Dennis A. Orwig........................ 51  President, CEO, and Director
Lawrence W. Briscoe.................... 53  Chief Financial Officer and Director
Ralph Dalla Betta...................... 52  Vice President and Chief Scientist

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

  FREDERICK O'SUCH has served as a director of Combustion Systems since 1995. He served as Group Vice President with Gulton Industries, Inc. from 1963 to 1970. From 1970 to 1981, Mr. O'Such served as Group President and Vice President-Corporate Development with Envirotech Corporation. From 1981 to 1986, Mr. O'Such served as CEO of Xertex Corporation. Mr. O'Such currently is President and CEO of Xertex Capital. Mr. O'Such is a member of several Boards of Directors, and holds an MBA from Harvard University and a B.S. in Chemical Engineering from Lehigh University.

  JOHN A. URQUHART has served as a director of Combustion Systems since April 1997. He was also elected to serve as a director of Catalytica in April 1997. He is the Vice Chairman of Enron Corp., a global integrated natural gas company, and also serves on a number of other corporate Boards of Directors including TECO Energy, Inc., Weir Group PLC, and Tampa Electric Co. He previously served as the Senior Vice President of Industrial and Power Systems at General Electric.

  THOMAS E. WHITE joined the board of Combustion Systems in January 1998. Mr. White was named Chairman and Chief Executive Officer of Enron Power Corp., a wholly owned subsidiary of Enron Corp. in 1991 and assumed the same titles at Enron Operations Corp. in 1993 and Enron Ventures Corporation in 1996. Mr. White joined Enron Corp. in 1990 after retiring as a Brigadier General from the United States Army, following 23 years of military service. Mr. White holds a B.S. in engineering from the United States Military Academy and a Master's degree in operations research from the United States Naval Post Graduate School.

  DENNIS A. ORWIG joined Combustion Systems in April 1996 as Executive Vice President, and was named President and Director of Combustion Systems in June 1996. Prior to Combustion Systems, he spent three years as an executive in the Office-of-the-President of Elliott Company, a manufacturer of products for the power generation and petrochemical industries. From 1989 to 1993, Mr. Orwig served as President and Chief Executive Officer of ABB Power Generation, Inc. He previously served as Vice-President and General Manager of Combustion Engineering Corporation and in various executive positions at AccuRay Corporation. Mr. Orwig holds B.S. degrees in Chemical Engineering and Pulp & Paper Science from Miami University, and has an advanced degree from Duke University.

  RALPH A. DALLA BETTA joined Catalytica in 1976 and serves as the Chief Scientist of Catalytica and Vice President of Combustion Systems. Dr. Dalla Betta's major interests are in the design and synthesis of heterogeneous catalysts, the detailed characterization of catalyst structure and surface properties, and catalyst testing. His development work has included catalytic combustion systems that produce low NOx emissions, selective hydrogenation catalyst systems and a rapid technique for measuring noble metal surface areas for analyzing vehicle emissions control catalysts. Dr. Dalla Betta has a Ph.D. in physical chemistry from Stanford University.

  RICARDO B. LEVY AND LAWRENCE W. BRISCOE, who are directors of Combustion Systems, are also officers and/or directors of Catalytica, Inc. For information on their business backgrounds. See "--Catalytica, Inc.--Executive Officers."

CATALYTICA, INC.

OTHER BUSINESS OPPORTUNITIES

  In addition to Catalytica Pharmaceuticals and Combustion Systems, Catalytica is engaged in a number of other research and development, consulting, and special projects, primarily in the petroleum and petrochemical industries through its subsidiary, Catalytica Advanced Technologies, Inc. Advanced Technologies' goal is to identify and develop new commercial opportunities where application of the Company's core expertise contributes substantial and unique value.

  Catalytica Advanced Technologies is developing a new class of catalysts for the direct oxidation of methane into methanol or other liquid hydrocarbons including fuels such as gasoline and methanol. This process could be complementary to, and potentially less expensive than some current Fischer-Tropsch technologies. Because liquids can be transported more efficiently than gas, development of gas to liquid technologies for methane conversion would make it more economical for energy producers to recover natural gas in remote areas. Catalytica has designed and executed this longer-range R&D program with reimbursement of most of the costs by partners Mitsubishi Oil and Petro-Canada. In March of 1997, the subsidiary was awarded a $2 million grant from the U.S. Department of Commerce's National Institute of Standards and Technology, and in February of 1998 announced additional funding by Syntroleum Corporation, to further develop this technology. Advanced Technologies is now proceeding to examine other potential applications of the technology.

  As part of the goal to apply the Company's core expertise as broadly as possible, Advanced Technologies is cooperating with Catalytica Combustion Systems to leverage XONON technology into other, non-gas turbine applications. The charter of this effort involves prevention, clean-up, and waste reduction.

  In 1996 Catalytica Advanced Technologies launched an initiative to supply single-site organometallic catalysts and catalyst precursors for the polyolefin industry. These catalysts, known as "metallocenes", are used in new polymer production technology which imparts improved and better-controlled properties to the product. Catalytica focused on developing proprietary technology which permits the manufacture of these specialized catalysts at a significantly increased cost/benefit ratio. Early in 1997, one catalyst was qualified by the first customer, and commercial production commenced in early 1998 using one of Catalytica's manufacturing facilities. Initial feedback from major polyolefin producers confirms the expected performance improvements.

  Complementing the Company's effort in single-site catalysts, Catalytica Advanced Technologies is also pursuing nanoscale technology which has the potential to significantly lower manufacturing costs and reduce byproduct waste by improving catalyst activity and selectivity. Catalytica Advanced Technologies is pursuing this technology with its joint venture partner, Microfluidics International, under the three-year, $2 million grant initiated in 1995 from the U.S. Department of Commerce's National Institute of Standards and Technology. During 1997, Catalytica Advanced Technologies successfully scaled up this technology to semi-commercial size batches producing product used for market development.

HUMAN RESOURCES

  At December 31, 1997, Catalytica and its subsidiaries employed a total of 1,300 employees. The Company is not subject to any collective bargaining agreements. Catalytica believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

  NAME                       AGE                     POSITION
  ----                       ---                     --------
Ricardo B. Levy............. 52  President, Chief Executive Officer and Director
James A. Cusumano........... 55  Chairman of the Board and Chief Technical
                                  Officer
Lawrence W. Briscoe......... 53  Vice President, Finance and Administration, and
                                  Chief Financial Officer
Ralph A. Dalla Betta........ 52  Vice President and Chief Scientist

  At December 31, 1997, there were four individuals designated as executive officers by the Board of Directors. The following sets forth certain information with regard to the executive officers of Catalytica who are not Directors with the exception of Ricardo Levy and James Cusumano:

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

RISK FACTORS

  For a discussion of various risk factors applicable to the Company and its subsidiaries see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

ITEM 2. PROPERTIES

  Catalytica's headquarters and research and development facilities, based in Mountain View, California, occupy four buildings covering approximately 85,000 square feet. The Company's lease expires on December 31, 2003, with a five-year option for renewal. The Company's research and development facility is adequate for the Company's needs for the foreseeable future.

  Catalytica's Pharmaceuticals' manufacturing facilities are located in Greenville, North Carolina and East Palo Alto, California. The facility in Greenville was purchased from Glaxo Wellcome on July 31, 1997. The site comprises 582 acres of land, approximately 165 of which are occupied by 38 buildings totaling 1.76 million square feet of space. The site is used to manufacture chemical intermediates and bulk drug products and formulate and package those drugs into final dosage forms for shipment both domestically and internationally. A key strategic advantage of this facility is the ability to integrate the production and packaging in individual dosage form of the final pharmaceutical product starting from relatively basic raw materials.

  Glaxo Wellcome has been working with the EPA and the North Carolina Department of Environment and Natural Resources (the "NCDENR") to investigate, identify and remediate contamination in the soil and groundwater at the Facility now owned by Catalytica Pharmaceuticals. This investigation, carried out pursuant to the federal Resource Conservation and Recovery Act, has identified 17 different areas of the Facility where contamination has or may have occurred. Of these 17 areas, at least six have been identified as requiring further investigation and remediation by NCDENR ("Site Contamination"). Contaminants found in the soil and groundwater at the Facility include solvents, petroleum hydrocarbons and pesticides. As the new owner of the Facility, Catalytica Pharmaceuticals has become legally liable for such contamination. Notwithstanding such legal liability, Glaxo Wellcome has agreed to be primarily liable for and to perform, at its cost, the remediation required by law for contamination of the soil and groundwater existing at the Facility as of the Closing. The cost and extent of remediation to be required at the facility is currently unknown. The Environmental Agreement with Glaxo Wellcome also requires Catalytica Pharmaceuticals to provide access to the Facility and certain facility services as required for the remediation, subject to reimbursement by Glaxo Wellcome. However, there can be no assurance that the Company or Catalytica Pharmaceuticals will not incur unreimbursed costs or suffer an interference with ongoing operations as a result of Glaxo Wellcome's remediation activities or the existence of contamination at the Facility. In addition, the Company's future development of the Facility may be limited by the existence of contamination or Glaxo Wellcome's remediation activities. There also can be no assurance that Catalytica Pharmaceuticals' ongoing operations at the Facility will not cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals of the Company could involve costly and time-consuming negotiations and litigation. Furthermore, any such contamination caused by Catalytica Pharmaceuticals or the Company could materially adversely affect the business, results of operations and financial condition of Catalytica Pharmaceuticals and the consolidated results of operations and financial condition of the Company.

  A moderate amount of asbestos containing material ("ACM") is present at the Greenville facility. The Company believes that the ACM, in its present condition, does not require abatement. Abatement will only be required if and as renovations are performed in those areas containing ACM. The Company assumed the liability associated with the abatement of the ACM present at the Facility under the purchase agreement with Glaxo Wellcome.

  The facility in East Palo Alto, California is on approximately five acres. The Company owns the buildings, but leases the land at the site from Rhone Poulenc Inc. The initial lease term is 15 years and expires on November 30, 2008, after which the Company has options to extend for two five year periods, and one four-year option to extend the lease term after expiration of the first two option periods. The past activities of Rhone Poulenc's predecessor caused significant soil and groundwater contamination of the facility and a down gradient area located along the San Francisco Bay. Consequently, the site is subject to a clean up and abatement order issued by the Bay Area Regional Water Quality Control Board ("RWQCB") which currently requires stabilization, containment and monitoring of the arsenic and volatile organic contamination at the site and surrounding areas. The ground lease between Rhone Poulenc and the Company includes an indemnity by Rhone Poulenc against any costs and liabilities that the Company might incur to fulfill the RWQCB order and to otherwise address the contamination that is the subject of the order. The Company also has obtained an indemnification from Novartis (the immediately preceding owner/operator of the facility) against any costs and liability the Company may incur with respect to any contamination caused by Novartis' operations. However, there can be no assurance that the Company will not be held responsible with respect to the existing contamination or named in an action brought by a governmental agency or a third party because of such contamination. If the Company is held responsible and it has contributed to the contamination, it will be liable for any damage to third parties, and will be required to indemnify Rhone Poulenc and Novartis for any additional clean up costs or liability they may incur, with respect to the contamination caused by the Company. The determination of the existence and additional cost of any such incremental contamination contribution by the Company could involve costly and time-consuming negotiations and litigation. Further, any such incremental contamination by the Company or the unenforceability of either of the indemnity agreements described above could materially adversely affect the Company's business, results of operations and financial condition.

ITEM 3. LEGAL PROCEEDINGS

  From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK

  Catalytica's Common Stock is traded in the over-the-counter market under the NASDAQ symbol "CTAL." The following table shows the range of high and low closing prices of Catalytica's Common Stock as reported by the NASDAQ National Market System by quarter for 1997 and 1996. Such prices represent interdealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.

                                                        1997           1996
                                                   --------------- -------------
                                                    HIGH     LOW    HIGH   LOW
                                                   ------- ------- ------ ------
      Quarter ended 3/31.......................... $11 3/4 $ 3 7/8 $4 3/8 $3 3/4
      Quarter ended 6/30..........................  13 5/8   7      5      3 3/4
      Quarter ended 9/30..........................  15 3/8   9 1/2  4 1/8  3 5/8
      Quarter ended 12/31.........................  13 7/8  10 1/8  4 1/4  3 5/8

  At February 28, 1998, there were approximately 783 holders of record of the Company's Common Stock.

  The market price of the Common Stock has been and is likely to be highly volatile. Factors such as the results of research and development and pilot scale testing by Catalytica and its collaborative partners, the effectiveness and commercial viability of products of Catalytica or its competitors, changes in environmental regulations, announcements of technological innovations or new products by the Company or its competitors, fluctuations in the Company's operating results, including changes in the rate of growth and profitability of its Pharmaceuticals business, and changes in recommendations by financial analysts could have a significant impact on the future price of the Common Stock. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

  During 1997, the Company issued 30,000,000 shares of Class A and B Common Stock at $4.00 per share to Morgan Stanley Capital Partners III, L.P. and two affiliates ("MSCP") in connection with the acquisition of the Glaxo Wellcome manufacturing facility in Greenville, North Carolina. None of these shares are publicly traded. In November of 1997, the Company repurchased 5,000,000 of the Class B MSCP shares at $4.75 per share with the proceeds from the issuance of a warrant dividend. See "Note 10 of Notes to Consolidated Financial Statements."

  On August 22, 1997, the Company distributed to each shareholder one warrant for each three shares of Common Stock held by the shareholder. Shareholders were entitled to exercise the warrant at a price of $4.00 per share. Of the 6,947,275 warrants issued to shareholders, 6,922,996 were exercised, leaving 24,279 that were not exercised when they expired on October 31, 1997.

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

                                         YEAR ENDED DECEMBER 31,
                                ---------------------------------------------
                                  1997     1996     1995     1994      1993
                                --------  -------  -------  -------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Product sales................ $174,347  $ 9,813  $ 8,858  $ 5,800  $    --
  Research and development.....    6,599    6,501    4,766    6,395     8,353
                                --------  -------  -------  -------  --------
    Total revenues.............  180,946   16,314   13,624   12,195     8,353
Net income before common stock
 redemption....................      310   (5,192)  (8,687)  (9,145)   (9,003)
Premium paid on common stock
 redemption....................   (3,750)     --       --       --        --
                                --------  -------  -------  -------  --------
Loss attributable to common
 shareholders.................. $ (3,440) $(5,192) $(8,687) $(9,145) $ (9,003)
Basic and diluted earnings per
 share(1)...................... $  (0.10) $ (0.27) $ (0.55) $ (0.61) $  (0.66)
Cash, cash equivalents, short-
 term, and long-term
 investments................... $ 47,067  $23,821  $20,902  $13,614  $ 23,987
Total assets...................  335,273   41,003   31,239   22,186    31,720
Long-term debt.................   75,069    1,524    1,556    1,573       930
Stockholders' equity...........   52,110   17,263   22,029   15,779    24,438

--------
(1) Net income (loss) per share reflects a reduction in net income of $3,750,000 relating to the premium paid for the repurchase of five million shares of Class B Common Stock with proceeds received from the exercise of warrants issued to stockholders as a dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties including but not limited to those statements which have been identified by an asterisk ("*") and other statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including these set forth under "Risk Factors" and elsewhere in this Report.

  The Company is creating new businesses that leverage the Company's proprietary catalytic technologies to yield economic and environmental benefits by lowering manufacturing costs and reducing hazardous byproducts. Catalytica currently is focused on applying its capabilities to two primary areas: (i) production of pharmaceutical components and (ii) developing advanced combustion systems to reduce toxic emissions generated by natural gas turbines. To pursue these opportunities, the Company has created two operating subsidiaries, Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems"). In addition to market focus, the formation of subsidiaries provides increased flexibility for strategic financial arrangements and business partnerships. A third subsidiary, Catalytica Advanced Technologies ("Advanced Technologies"), is exploring new business opportunities and markets for the Company's technologies.

  On July 31, 1997, Catalytica Pharmaceuticals, Inc. (formerly Catalytica Fine Chemicals, Inc.), a subsidiary of the Company, acquired from Glaxo Wellcome, Inc. a pharmaceutical manufacturing facility (the "Facility") located in Greenville, North Carolina (the "Acquisition"), in exchange for (i) $244.7 million in cash; (ii)

250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals; (iii) warrants to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $12.00 per share and (iv) 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million attributable to the Sterile Product Operations ("SPO") portion of the Facility, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25.0 million. As a result of the Acquisition, Catalytica recorded $116.8 million of inventory and $147.1 million of property, plant and equipment. During the twelve months ended December 31, 1997, 90.1% of the Company's pharmaceutical product revenues were derived from sales to Glaxo Wellcome under a Supply Agreement entered into at the time of the Acquisition.

  With the closing of the Acquisition, the Company completed the sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000. In November of 1997, the Company repurchased 5,000,000 of the Class B MSCP shares at $4.75 per share with the proceeds from the issuance of a warrant dividend. As a result of the Stock Sale and subsequent stock repurchase, as of December 31, 1997, MSCP owned approximately 32% of the Company's outstanding voting securities and approximately 47% of the Company's outstanding securities. See Notes 2 and 9 of Notes to Consolidated Financial Statements.

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility will be available for the issuance of letters of credit. As of December 31, 1997, no amount was outstanding under the revolving debt facility and $125,000,000 was outstanding under the senior secured term facility. On February 2, 1998, the Company made an early payment of $20 million which left an outstanding balance of $105 million under the term facility. This early payment reduces the remaining amount owed in 1998 to $30 million.

  The additional facilities, employees and business volumes resulting from the Acquisition have substantially increased the expenses and working capital requirements and placed substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition and the Company's future results depend, in significant part, on the levels of manufacturing business developed by Catalytica Pharmaceuticals. In the event Catalytica Pharmaceuticals does not obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Facility, and with servicing the debt incurred in connection with the acquisition of the Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

  Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material effect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses were insignificant for 1997 and are not expected to be significant in 1998.* The anticipated revenues from the Supply Agreement with Glaxo Wellcome are expected to allow the Company to achieve continued profitable operations for Catalytica Pharmaceuticals for 1998, and the consolidated parent Company as well, offsetting losses arising from continued investments in the Company's Combustion Systems and Advanced Technologies businesses.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome.* Profitability on a consolidated basis will depend on the operating results of each of the Company's subsidiaries, particularly the rate of commercial success of Catalytica Combustion Systems, Inc. The Company's earnings per share were reduced by $0.10 for the year ended December 31, 1997, as it had repurchased 5,000,000 shares of its Class B Common Stock from MSCP at a premium with the proceeds from a warrant issuance which occurred during the third fiscal quarter of 1997.

  Manufacturing at the Facility is conducted in three district operations:
Chemical Manufacturing Operations ("CMO"), Pharmaceutical Product Operations ("PPO") and Sterile Product Operations ("SPO"). There is excess manufacturing capacity that will be available at the CMO facility beginning in mid-1998. Based on marketing efforts to date, Catalytica Pharmaceuticals expects it will have one or more customers for some or all of the unused CMO facility beginning in mid-1998.* There is substantial excess manufacturing capacity immediately available at the PPO and SPO facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture final dosage products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until later in 1998 or 1999 at the earliest*. The inability of Catalytica Pharmaceuticals to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations and financial condition.

  Catalytica Pharmaceuticals also owns and operates a flexible, multi-purpose, commercial scale manufacturing plant in East Palo Alto, California, which has approximately 12,000 gallons of reactor capacity set up in a wide range of reactor sizes. The facility includes a pilot plant used for scaling up manufacturing processes and a solids handling facility that operates under current Good Manufacturing Practices ("cGMP"). This facility was acquired in 1993 from Novartis (formerly Sandoz).

  On May 8, 1996, Catalytica Pharmaceuticals, announced that Pfizer Inc. had signed an agreement to infuse $15 million in Catalytica Pharmaceuticals. These funds originally provided Pfizer a 15% interest in Catalytica Pharmaceuticals and a five-year research and development ("R&D") commitment by Catalytica Pharmaceuticals to develop new processes and technology for the manufacture of Pfizer products. Prior to this investment, Catalytica Pharmaceuticals was a wholly-owned subsidiary of Catalytica, Inc. Pursuant to the terms of the Acquisition, Glaxo Wellcome received approximately a 1.5% equity interest in Catalytica Pharmaceuticals and the Company purchased additional shares of Catalytica Pharmaceuticals, which resulted in Pfizer's ownership interest decreasing to approximately 4.4%. The Company owns the remaining 94.1% outstanding equity interest in Catalytica Pharmaceuticals

  During the past four years, Catalytica Pharmaceuticals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer's promising new pharmaceuticals. The Pfizer drugs are at varying stages of approval by the Food and Drug administration, ranging from Phase II clinical trials through the New Drug Application stage. Catalytica Pharmaceuticals currently manufactures intermediates for certain Pfizer drugs and anticipates becoming a supplier of intermediates to Pfizer for other pharmaceutical products in the future.* There can be no assurance, however, that orders will be forthcoming from Pfizer.

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

  On October 15, 1996, Catalytica's subsidiary Catalytica Combustion Systems Inc. ("CCSI") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM) Power Systems, LLC, will initially upgrade the combustion systems of installed turbines with XONON which will reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets. The joint venture is expected to result in the delivery of an integrated product portfolio which includes CCSI's XONON(TM) technology for ultra low NOx emissions, and Woodward's NetCon(R) control systems.*

  The initial capital commitment of the GENXON joint venture partners was $10 million--$2 million from CCSI and $8 million from Woodward--payable over time as the funds were required by the joint venture. This initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing $1.9 million during the last quarter of 1997, bringing the total combined investment in the joint venture to $13.8 million to date. Although CCSI and Woodward intend to continue the funding of this joint venture which will result in the allocation of additional losses to the Company in 1998*, neither joint venture partner is contractually required to make further capital infusions exclusive of some required capital infusions which are predicated upon reaching certain milestones. CCSI has contributed to the joint venture a limited exclusive license for the use of its catalytic combustion technology, and Woodward contributed to the joint venture a limited exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustors. CCSI began accounting for its share of the joint venture gain or loss upon its first cash infusion totaling $1.0 million which occurred on January 3, 1997 upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward Governor. For the year ended December 31, 1997, the Company has recorded losses of $4.4 million on the joint venture.

  On January 14, 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation (Enron), purchased a 15% minority interest in Catalytica Combustion Systems for $30 million in cash. The Company owns the remaining 85% outstanding equity interest in Catalytica Combustion Systems. In addition, Enron also received a three-year option to purchase an additional 5% of CCSI for $14.4 million in cash. In conjunction with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Enron the right to exchange the Series B preferred stock of Combustion Systems for Catalytica, Inc. (Catalytica) common stock. After the five year anniversary of the agreement, if Combustion Systems has not undertaken a public offering, in which Combustion Systems receives proceeds of at least $20 million, Enron shall have the right to require the Company to exchange all of the outstanding shares of Series B preferred stock for that number of shares of common stock based upon a determined exchange rate.

  The Company's business had not been profitable until the second half of 1997, and as of December 31, 1997, the Company had an accumulated deficit of $47.9 million. To achieve continued profitable operations, the Company must successfully manage the operations of the new Facility, and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products. The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994 and, with the Acquisition of the Facility, has substantially increased its manufacturing of pharmaceutical products in 1997.

RESULTS OF OPERATIONS

                                                             ANNUAL % CHANGE
                                                           -------------------
                                    1997    1996    1995   1997/1996 1996/1995
                                  -------- ------- ------- --------- ---------
                                   (DOLLARS IN THOUSANDS)
REVENUES:
Product Sales.................... $174,347 $ 9,813 $ 8,858   1,677%      11%
Research and Development
 Contracts.......................    6,599   6,501   4,766       2%      36%
                                  -------- ------- -------
  Total Revenues................. $180,946 $16,314 $13,624   1,009%      20%

  The significant increase in 1997 revenue is due to an increase in product sales attributable to the Greenville facility and the related Supply Agreement with Glaxo Wellcome. During 1997, 90% of the Company's product revenues were derived from sales to Glaxo Wellcome under the Supply Agreement. The increase in 1996 revenue compared to 1995 is primarily due to an increase in research revenues. The increase in research and development revenues during 1997 and 1996 to a large degree reflect a funded research commitment associated with the five-year R&D agreement between Catalytica Pharmaceuticals and Pfizer to develop new processes and technology for the manufacture of Pfizer products (See overview above).

  Prior to 1994, substantially all revenues for the Company were from research agreements. During 1995, The Company focused on the commercialization of its technologies of which fine chemical product sales were

$8.5 million. This revenue was primarily due to shipments of pharmaceutical intermediates products to new customers. The remaining product revenues for 1995 were attributable to a wholly-owned subsidiary Advanced Sensor Devices, the assets of which have since been sold (See overview above).

  During 1996, product sales continued their upward trend increasing 11% due to increased shipments of fine chemical products to new and existing customers. Sales in 1996 were negatively impacted in part by the timing of a contractual shipment of product for Novartis which normally occurs in the fourth quarter each year but was deferred at their request to the first quarter of 1997. The 36% increase in research revenues reflects initiation of the aforementioned new funded research commitment associated with the five-year research and development agreement between Catalytica Pharmaceuticals and Pfizer plus increased funding of the Company's work on nanoscale materials used in catalysts and related contract research activities. The increase in research revenue was also aided by a $0.5 million reimbursement by the newly formed GENXON joint venture for R&D expenses incurred prior to the formation of the JV by Catalytica Combustion Systems, Inc. The increase in research revenues and to a much lesser extent the increase in product sales were partially offset by the discontinuation of the sensor business on June 28, 1996 following the sale of all the assets of Advanced Sensor Devices, Inc.
(ASD) to Monitor Labs, Inc. (See Overview above). ASD generated $0.5 million in research revenues and $0.4 million in product sales in 1995 as compared to no research revenues and $0.2 million in product sales in 1996.

  On July 31, 1997, the Company purchased the Facility from Glaxo Wellcome. This purchase and additional Supply Agreement enabled the Company to substantially increase its product revenue for the last two quarters of 1997, and caused product sales to increase 1,677% from 1996 to 1997. Specified levels of product revenues under the Supply Agreement with Glaxo Wellcome are guaranteed over a period of five years. Product revenues for 1997 included $77.0 million (excluding the cost of materials) from the Glaxo Wellcome Supply Agreement. As a part of the Supply Agreement, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. To the extent the minimum level of revenues exceeds revenues due as a result of product shipments, the Company receives additional payments from Glaxo Wellcome which help offset fixed manufacturing costs associated with manufacturing capacity reserved for Glaxo Wellcome as required in the long term Supply Agreement. See "Overview" above. During 1997, the Company used its capacity at its Bay View facility to produce products for various other pharmaceutical customers including Pfizer, Novartis, Bristol Myers Squibb, and others. Product revenues for 1997 attributable to customers other than Glaxo Wellcome were 10% of total revenue.

  Research and development contract revenue increased 2% from 1996 to 1997. In 1997 as well as in 1996, the Company received a $0.5 million reimbursement from the GENXON joint venture for R&D expenses incurred prior to the formation of the joint venture by Combustion Systems. Research revenue in 1997 also benefited from a full year of revenue under the Pfizer research agreement (See Overview above). This increase in research revenue, however, was partially offset by a decrease in CCSI revenue over 1996.

                                                               ANNUAL % CHANGE
                                                             -------------------
                                           1997   1996  1995 1997/1996 1996/1995
                                          ------ ------ ---- --------- ---------
                                             (DOLLARS IN
                                              THOUSANDS)
INTEREST INCOME.......................... $1,450 $1,179 $616     23%       91%

  Interest income increased 23% during 1997 when compared to 1996. Although balances in cash and short-term investments were reduced during the first two quarters of 1997 as cash was used to support the Company's operations, cash and investments increased in the second half of the year due to increases in cash balances resulting from debt and equity financing related to the Greenville acquisition and through increased product sales. Interest income increased 91% from 1995 to 1996 due to the $15 million investment by Pfizer. (See Overview above). Interest income is expected to increase again in 1998 due to increased cash balances related to the Enron cash investment in Catalytica Combustion Systems which has restrictions related to its use such that these funds cannot be used to retire debt in other Catalytica subsidiaries such as Catalytica Pharmaceuticals. (See Note 11 of Notes to Consolidated Financial Statements)*.

                                                             ANNUAL % CHANGE
                                                           -------------------
                                     1997     1996   1995  1997/1996 1996/1995
                                   --------  ------ ------ --------- ---------
                                   (DOLLARS IN THOUSANDS)
COSTS AND EXPENSES:
Costs of goods sold............... $155,092  $9,073 $8,339   1,609%       9%
Research and development..........    9,556   9,707  9,818      (2%)     (1%)
Selling, general and
 administrative...................    7,302   4,452  4,492      64%      (1%)
Interest expense..................    5,422     353    278   1,436%      27%
Gain on sale of assets............      --      900    --      --       --
Loss on joint venture.............   (4,355)    --     --      --       --

  Cost of Goods Sold: The increase in cost of goods sold for 1997 reflects increased physical volume of product sales of pharmaceutical products primarily due to an increase in sales attributable to the Greenville Facility. The $9.1 million in cost of goods sold for 1996 represents a 9% increase over 1995, and corresponds with the 11% product revenue increase for 1996. Margins on the pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new production runs, and numerous other variables present in the chemical manufacturing environment.

  Research and Development: Although reported research and development expenses ("R&D") for 1997 and 1996 were down slightly from the previous years' level, the actual level of research activity occurring at the Company increased during 1997 and 1996. This increase in research activity is not reflected on the Company's financial statements largely due to an allocation of certain catalytic combustion research and development costs from the Company to the GENXON joint venture beginning in the second half of 1996 (See
Note 3 of Notes to Consolidated Financial Statements). This transfer of R&D funding occurred beginning August 1, 1996 and resulted in a shift of approximately $2.6 million in 1997 and $1.8 million in 1996 of research and development costs being financed by the joint venture rather than the Company. It should be noted, however, that without the funding provided by the joint venture, the level of R&D spending on the retrofit technology would likely have been much lower if the Company alone was funding this technology. Cessation of all research activities of Advanced Sensor Devices (ASD) following the sale of its assets (See Note 3 of Notes to Consolidated Financial Statements) also contributed approximately $.3 and $0.8 million in 1997 and 1996, respectively, towards the reduction of R&D expenses.

  This decrease in R&D funding during the last two years due to the formation of the GENXON joint venture and the sale of ASD was mostly offset by increases in R&D expenses elsewhere in the Company, most of which occurred at Catalytica Pharmaceuticals. Starting in mid 1996, R&D activities at Catalytica Pharmaceuticals started an upward trend reflecting increased research activities supporting the research commitment to Pfizer Inc. (See Note 2 of Notes to Consolidated Financial Statements). On August 1, 1997, another increase in R&D spending occurred following the acquisition of the Greenville facility and its associated R&D support activities. Total Company R&D expenses are expected to increase significantly in 1998 reflecting the full year impact of the Greenville acquisition and expansion of R&D activities to support the increased level of production activity for both existing and new products.*

  Of the Company's research and development expenses for 1997, approximately 22% were utilized to develop the Company's combustion systems technology, approximately 38% were spent on the Company's pharmaceuticals technologies, and the remaining approximately 40% were spent on various other technologies, substantially all of which were done at the specific request of, and funded by, third parties.

  Selling, General and Administrative: Selling, general, and administrative ("SG&A") expenses increased from 1996 to 1997 by 64% primarily due to SG&A costs incurred at the Greenville facility starting on August 1, 1997. SG&A expenses are expected to increase significantly again in 1998 reflecting the full year impact of the Greenville acquisition*.

  Although the aggregate selling, general, and administrative expenses remained flat for the full year of 1996 as compared to 1995, there were changes in some of the components. Increases in SG&A expense levels in some business units were largely offset by two factors--the discontinuation of the Advanced Sensor devices subsidiary at the end of the second quarter and the formulation of the new GENXON joint venture which resulted in a shift of some administrative expenses to the joint venture as certain Catalytica employees spent time on joint venture organization activities for which the Company was reimbursed by the joint venture entity. Once the joint venture becomes fully staffed, these management activities being temporarily manned by Catalytica employees, will be taken over by full time GENXON employees. Thus, to the extent that Catalytica's SG&A costs are being reimbursed by GENXON ($.7 million in 1997 and $0.2 million in 1996), these reductions should be considered temporary.

  Interest Expense: The increase in interest expense in 1997 is due to the initiation of The Chase Manhattan Bank ("Chase") "Term Debt Facility" for $125,000,000, and borrowings under the Chase Manhattan Bank "Revolving Debt Facility" totaling $14,600,000 both of which occurred on July 31, 1997 as part of the Greenville acquisition. Under the terms of the Chase debt facilities, all of the Company's outstanding debt was paid off prior to the funding of the Chase debt. By the end of 1997, all of the "Revolving Debt Facility" was paid off leaving only the $125,000,000 outstanding. Interest expense increased from 1995 to 1996 due to increased borrowing on a line of credit and other short-term working capital financing at the Catalytica Pharmaceuticals Bay View manufacturing facility. The Company expects to incur significant interest expense in 1998 due to outstanding indebtedness.*

  Gain on Sale of Assets: The $0.9 million gain on sale of assets represents the net realized gain over book value on the sale of ASD's assets to Monitor Labs, Inc. on June 28, 1996 (See Note 3 of Notes to Consolidated Financial Statements).

  Loss on Joint Venture: On January 3, 1997, Combustion Systems made its first cash infusion of $1.0 million into the GENXON joint venture. CCSI has recognized its 50% share of GENXON losses totaling $4.4 million during 1997 which represents its capital contribution to-date. Although the Company expects to make additional capital contributions during 1998 which will result in the allocation of additional losses to the Company,* neither joint venture partner is contractually required to make further capital infusions. (See Note 3 of Notes to Consolidated Financial Statements). Any future losses the Company recognizes as part of its 50% share of GENXON may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved.

                                                             ANNUAL % CHANGE
                                                           -------------------
                                 1997     1996     1995    1997/1996 1996/1995
                                -------  -------  -------  --------- ---------
                                (DOLLARS IN THOUSANDS)
NET INCOME (LOSS):
Income (loss) before income
 taxes......................... $   669  $(5,192) $(8,687)   1,129%      40%
Provision for income taxes.....    (359)     --       --       --       --
                                -------  -------  -------    -----      ---
Income (loss) before stock
 redemption....................     310   (5,192)  (8,687)   1,060%      40%
Less premium paid on stock
 redemption....................  (3,750)     --       --       --       --
                                -------  -------  -------    -----      ---
Loss attributable to common
 shareholders.................. $(3,440) $(5,192) $(8,687)      34%      40%
Basic and Dilated loss per
 share......................... $  (.10) $  (.27) $  (.55)      63%      51%

  In 1997, the Company reported income of $0.3 million as compared to net losses of $5.2 million and $8.7 million in 1996 and 1995, respectively. The positive income was entirely due to the acquisition of the Greenville facility effective August 1, 1997, and the Supply Agreement with Glaxo Wellcome. Although the Company was basically at the break-even level for 1997 in total, the Company recorded a profit of $0.7 million and $3.7 million in the third and fourth quarters of 1997--offsetting losses of ($2.3) million and ($1.8) million in the first and second quarters. The Company expects continued profitability in 1998.* The extent of profitability will depend on the operating results of Catalytica Pharmaceuticals, including the ability to control operating expenses and the extent of losses arising from continued investment in CCSI, including GENXON, and to a lesser extent Advanced Technologies.* Beyond 1998, profitability will largely be dependent upon obtaining new supply agreements from new and/or existing customers to replace Glaxo Wellcome products that will be phased out under the terms of the Supply Agreement (See Note 2 of Notes to Consolidated Financial Statements)*.

  During the fourth quarter of 1997, the Company used $23,750,000 of proceeds from exercise of warrants to repurchase 5,000,000 shares of Class B Common Stock from MSCP. The stock was originally issued to MSCP at $4.00 per share. The Company repurchased each share at $4.75. The Company recorded the difference between the sale and repurchase prices of $.75 as a premium paid on common stock redemption, and reduced income available to common stockholders by $3.75 million. When the common stock redemption premium is deducted from income, the net income attributable to common stockholders is reduced to a loss of $3.44 million. Consequently, the basic and diluted net loss per share for the year is $0.10 per share. The repurchase of these shares from MSCP is a one time transaction, and the Company does not expect any similar transactions to take place in 1998.

  The decrease in net loss in 1996 as compared to 1995 was largely due to the discontinuation of all activities at the Advanced Sensors Devices Subsidiary upon its sale to Monitor Labs coupled with the $0.9 million gain on the sale of the subsidiary's assets. The formation of the GENXON joint venture also contributed significantly to the reduced net loss in 1996 as certain research and development costs were funded by the joint venture. For discussion of the Company's net operating loss carryforwards, see Note 7 of Notes to Consolidated Financial Statements.

 Year 2000 Date Conversion

  In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. Glaxo Wellcome will reimburse to Catalytica Pharmaceuticals an aggregate of $4.0 million for certain software upgrades necessary to achieve Year 2000 compliance at the Greenville Facility. The Company is also communicating with suppliers, financial institutions, and others with which it conducts business to help them identify and resolve the year 2000 issue. If necessary modifications and conversions by the Company and those with which it conducts business are not completed in a timely manner, the year 2000 issue may have a material adverse effect on the Company's consolidated results of operations based on the Company's current estimation. The total cost associated with the required modification and conversions is not expected to be material to the Company's consolidated results of operations and financial position and is being expensed as incurred.* However, such estimates could prove to be too low and the Company could incur expenses resulting from Year 2000 compliance which are not currently anticipated.

 Recently Issued Accounting Standards

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classifies items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective January 1, 1998, as required.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and require selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard effective January 1, 1998, as required.

FUTURE RESULTS

  This section contains certain forward-looking statements regarding the Company's operating results which involve risks and uncertainties. Since substantially all of this section involves forward-looking statements, individual statements are not identified by an asterisk (*) in this section. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth here under and under "Risk Factors".

  As a result of the Company's acquisition of the Greenville Facility and the associated Supply Agreement effective August 1, 1997, Catalytica Pharmaceuticals' product revenues are expected to expand from $174.3 million during 1997 to an annualized product revenue rate in excess of $300 million in calendar year 1998. The anticipated revenues from the Supply Agreement are expected to be sufficient to allow the Company to continue to achieve profitable operations for 1998 and the associated cash flows will be sufficient to permit necessary capital expenditures, support changes in working capital, and reduce indebtedness incurred in connection with the Acquisition. Profitability after 1998 will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome. There is excess manufacturing capacity available at the CMO facilities beginning in the second half of 1998 and based on marketing efforts to date Catalytica Pharmaceuticals expects it will have one or more customers for some or all of the unused CMO facilities beginning in mid 1998. There is also substantial excess manufacturing capacity immediately available at the PPO and SPO facilities, but because of the long lead times required to establish necessary regulatory approvals to manufacture at these facilities, Catalytica Pharmaceuticals does not anticipate additional revenue from such facilities until 1998 or 1999 at the earliest, except for clinical trial materials. Catalytica Pharmaceuticals' inability to fill the available capacity or to reduce costs commensurate with lower levels of capacity utilization would have a material adverse effect on the Company's consolidated results of operations.

  Catalytica Pharmaceuticals estimates that aggregate payments (including the cost of materials) by Glaxo Wellcome under the Supply Agreement will total approximately $800 million over a five-year period, including a guaranteed minimum payment of approximately $432.6 million, and, based on current expectations of product mix, approximately $356.2 million for reimbursed actual costs of materials.

  Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet certain minimum levels through 2001, ("Minimum Revenues") and that Glaxo Wellcome will pay to Catalytica Pharmaceuticals any difference between the specified minimum level and the amount due for shipment of products at the prices set forth in the Supply Agreement. The Minimum Revenues, which include compensation for transition services Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome, and which exclude the cost of materials, in each of the next five years are as set forth below.

                           AUGUST 1-DECEMBER 31
   ----------------------------------------------------------------------------------------------
    1997           1998              1999              2000              2001              TOTAL
   ------         ------             -----             -----             -----             ------
                              (IN MILLIONS)
    $77.0         $166.4             $94.0             $72.6             $22.6             $432.6

  The price for each product, excluding the cost of materials, is set forth in the Supply Agreement. The Supply Agreement requires that Glaxo Wellcome reimburse Catalytica Pharmaceuticals based on the invoice price of raw materials used in the manufacture of products delivered to Glaxo Wellcome. This agreement states that minimum revenues are to be calculated by comparing the amount billed for products shipped during the year to the stipulated minimum revenue amount for the specific year in agreement. Total revenue under this agreement equaled $77.0 million, which is considered a full year in the agreement. The minimum revenue on an annual basis is not subject to adjustment. The terms of the Supply Agreement provide for certain declines in prices over time. If during the term of the Supply Agreement Catalytica Pharmaceuticals is unable to decrease its variable and fixed operating expenses commensurate with the price declines or obtain new higher margin business to offset the impact of such declines, Catalytica Pharmaceuticals' and the Company's results of operations should be adversely affected. Under the terms of the Supply Agreement, Glaxo Wellcome is to provide periodic forecasts of its future demand for certain products and Catalytica Pharmaceuticals is committed to produce the products required, with certain limitations, provided the required production capacity does not exceed the capacity committed to Glaxo Wellcome. For production requests in excess of the capacity committed to Glaxo Wellcome, Catalytica Pharmaceuticals has agreed to undertake to accommodate Glaxo Wellcome's requests with pricing to be negotiated on terms that reflect then market pricing.

  The additional facilities, employees and business volumes at the Facility have substantially increased the expenses and working capital requirements and placed substantial burdens on the Company's management resources on a consolidated basis. The Company's research and development expenses, as well as its selling, general and administrative expenses, have increased significantly as the Company establishes the necessary infrastructure for the operations. Furthermore, the success of the Acquisition depends, in a significant part, on the levels of manufacturing business developed by Catalytica Pharmaceuticals. In the event Catalytica Pharmaceuticals does not achieve additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Facility, and with servicing the debt associated with acquisition of the Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

  Catalytica faces challenges in advancing its research and development programs from bench and pilot scale to cost-effective commercial products and processes. There can be no assurance that the Company will successfully address the challenges that will arise during the development of each of its programs. The Company expects to continue certain of its research and development programs, which include the self-funding of expenditures that are not covered by payments from collaborative partners. The Company believes its internally funded research projects have the potential to lead to commercial sales in the next few years. The Company anticipates that research that does not have the potential for near-term commercialization will be conducted only when funded by collaborative partners.

  The Company expects that future operating results will fluctuate from quarter to quarter, as a result of differences in the amount and timing of expenses incurred and the revenues received. In particular, the Company's operating results are affected by the size of and timing of receipt of orders for and shipments of its pharmaceutical products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. The Company expects to increasingly rely on product sales for its revenues. Continued profitable operations, especially after 1998, will depend on the Company's success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome. To a lesser extent, profitability will also depend on the Company's ability to successfully develop, manufacture, introduce, and market or license its combustion systems technology. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. The Company's operating results will be substantially dependent on the operating results of Catalytica Pharmaceuticals.

LIQUIDITY AND CAPITAL RESOURCES

                                                     1997      1996     1995
                                                   ---------  -------  -------
Cash, cash equivalents, short term investments.... $  47,067  $23,821  $20,902
Working capital...................................    87,425   23,904   18,102
Cash provided by (used in)
  Operating activities............................    39,785     (778)  (9,928)
  Investing activities............................  (262,290)   4,187   (7,462)
  Financing activities............................   242,114    7,110   18,773
Net increase in cash and cash equivalents.........    19,609   10,519    1,383
Current Ratio.....................................      1.97     3.61     3.37

  Prior to 1997, the Company financed its operations through private placements of equity securities, an initial public offering of its Common Stock on February 8, 1993, a secondary public offering on November 3, 1995, a $15 million cash infusion from Pfizer on May 8, 1996, revenues from collaborative research agreements, and starting in 1994, product revenues. The increase in cash and cash equivalents in 1997 is largely due to an increase in various working capital items associated with the Greenville acquisition. The acquisition itself was financed with borrowings against various credit facilities, funds received from the sale of common stock to MSCP, and through stock option and warrant exercises. The more modest increase in cash and cash equivalents in 1996 over 1995 reflects a $15 million infusion in cash from Pfizer which was significantly offset with cash consumed by the net loss in 1996 and investments in plant and equipment.

  During 1995 and 1996, the Company obtained various lines of credit to fund capital purchases and future working capital needs. One of these lines of credit collateralized with accounts receivable was $2.0 in 1995 and increased to $3.5 million in 1996. On July 31, 1997, this line of credit was repaid with borrowings under a credit facility with a syndicate of banks led by The Chase Manhattan Bank entered into in connection with the Acquisition.

  As discussed in the Overview, the Company completed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000.

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") have entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase has agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. As of December 31, 1997, no amount was outstanding under the revolving debt facility and $125,000,000 was outstanding under the senior secured term facility. On February 2, 1998, the Company made an early payment of $20 million which left an outstanding balance of $105 million under the term facility. This early payment reduces the remaining amount owed in 1998 to $30 million.

  The funds raised through the equity financing and debt were used to acquire the Greenville manufacturing facility for $244.7 million in cash. This purchase also involved other equity consideration, and potential future payments related to the SPO facility. See Note 2 of Notes to Consolidated Financial Statements.

  The Company distributed, at no cost, to each holder of Common Stock of record as of August 22, 1997, one Warrant for each three shares of Common Stock held by the shareholder. The total number of warrants issued was 6,947,275. Of the warrants issued to shareholders, 6,922,996 were exercised leaving 24,279 that were not exercised when they expired on October 31, 1997.

  The exercise of the Warrants generated gross proceeds of $27,691,984. The Company used $23,750,000 of the proceeds to repurchase an aggregate of 5,000,000 shares of its Class B Common Stock issued to MSCP on July 31, 1997. The premium paid for the repurchase is reflected in the Company's earnings per share calculation for the period ending December 31, 1997. The Company's earnings per share for the year ended December 31, 1997 were reduced by $.10 due to this repurchase.

  The Company's operations to date have required substantial amounts of cash. As part of the financing of the Acquisition, Catalytica Pharmaceuticals incurred approximately $125 million of long-term indebtedness--of which $105 million was outstanding as of February 2, 1998. The Company and its subsidiary Catalytica Advanced Technology have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations have increased substantially. The Company anticipates that cash flows from the operation of its business will be sufficient to meet its debt repayment obligations. The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business. The Company expects to spend approximately
$25 million to $30 million during 1998 for capital expenditures primarily at Catalytica Pharmaceuticals.* As of December 31, 1997, the Company believes that with its cash position of $47.1 million plus its available line of credit of $75 million coupled with the $30 million cash investment by Enron on January 14, 1998, into Combustion Systems, and anticipated cash flow from operations in 1998, the Company has adequate funds to meet its working capital needs and debt repayment obligations during the next 12 months.*

                                 RISK FACTORS

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties including but not limited to those statements which have been identified by an asterisk ("*") and other statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of the risk factors including those set forth below and elsewhere in this report. In addition to the other information in this report, the following factors should be carefully considered in evaluating the Company and its business.

  HISTORY OF OPERATING LOSSES AND UNCERTAINTY OF FUTURE RESULTS. The Company's business had not been profitable until the quarter ended September 30, 1997. As of December 31, 1997, the Company had an accumulated deficit of $47.9 million. To achieve continued profitable operations, Catalytica must successfully manage the operations of the pharmaceutical manufacturing facility located in Greenville, North Carolina (the "Facility"), and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes. The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products. The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994 and, with the acquisition of the Facility, will substantially increase its manufacturing of pharmaceutical products in 1998.

  The additional facilities, employees and business volumes resulting from the acquisition of the Facility from Glaxo Wellcome in the third quarter of Fiscal 1997 (the "Acquisition") substantially increased the expenses and working capital requirements and placed substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition and the Company's future results depend, in significant part, on the levels of manufacturing business developed by Catalytica Pharmaceuticals. In the event Catalytica Pharmaceuticals does not obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Facility, and with servicing the debt incurred in connection with the acquisition of the Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

  Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material effect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses will be insignificant for 1998.* The anticipated revenues from the Supply Agreement entered into with Glaxo Wellcome are expected to allow the Company to achieve profitable operations for Catalytica Pharmaceuticals for 1998.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome.* Manufacturing at the Facility is conducted in three district operations:
Chemical Manufacturing Operations ("CMO"), Pharmaceutical Product Operations ("PPO") and Sterile Product Operations ("SPO"). Excess manufacturing capacity will be available at the CMO facility beginning in mid-1998 and based on marketing efforts to date Catalytica Pharmaceuticals expects it will have one or more customers for some or all of the unused CMO facility beginning in mid-1998.* There is substantial excess manufacturing capacity immediately available at the PPO and SPO facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture pharmaceutical and sterile products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until 1998 or 1999 at the earliest*. Catalytica Pharmaceuticals' inability to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company anticipates its operating results will fluctuate from quarter to quarter as a result of differences in the amount and timing of expenses incurred and revenues received. In particular, the Company's operating results are affected by the size and timing of receipt of orders for and shipments of its pharmaceuticals products, as well as the amount and timing of payments and expenses under the Company's research and development contracts.

  MANAGEMENT OF GROWTH; LIMITATION OF EXISTING INFORMATION SYSTEMS. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. In particular the Company's existing information system is not yet completely Year 2000 compliant and as a result, the Company is continuing to modify the system. To support any future growth, the Company will need to hire more sales, marketing, support and administrative personnel, and expand customer service capabilities. Competition for the necessary personnel in the Company's industry is intense. There can be no assurance that the Company will be able to attract and retain the necessary personnel or that it will be able to satisfy customer demand in a timely fashion and satisfactorily support its customers and operations.

  RELIANCE ON RELATIONSHIP WITH GLAXO WELLCOME. Catalytica Pharmaceuticals estimates that aggregate payments by Glaxo Wellcome under the Supply Agreement will total approximately $800 million, which include guaranteed minimum payments plus the cost of raw materials.* The annual level of minimum payments declines significantly after 1998, but is expected to continue to represent a significant source of revenue for Catalytica Pharmaceuticals.* Catalytica Pharmaceuticals is substantially dependent on Glaxo Wellcome for the next two and one half years and will continue to be dependent on Glaxo Wellcome in part thereafter until the end of the term of the Supply Agreement. Catalytica Pharmaceuticals' business and the Company's consolidated results of operations would be adversely affected if Catalytica Pharmaceuticals does not successfully perform its obligations under the Supply Agreement. This could result in increased costs to the Company or in possible termination of the Supply Agreement by Glaxo Wellcome.

  DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent on the retention of principal members of its management and scientific staff and on the ability to continue to attract, motivate and retain additional key personnel. Competition for such key personnel is intense, and the loss of the services of key personnel or the failure to recruit necessary additional personnel could have a material adverse effect on the Company's operations and on its research and development efforts. The Company does not have non-competition agreements with any of its key employees. The Company's expansion into areas and activities requiring additional expertise, such as manufacturing, marketing and distribution, have placed increased demands on the Company's resources. These activities require the addition of new personnel with expertise in these areas and the development of additional expertise by existing personnel. The successful integration of the Facility with the operations of Catalytica Pharmaceuticals will be significantly dependent upon Catalytica Pharmaceuticals' ability to attract and retain the personnel (including former Glaxo Wellcome employees) necessary to effectively integrate, and thereafter operate, the combined businesses. In this regard, Catalytica Pharmaceuticals has hired certain key managers of the Facility, and needs to hire additional personnel particularly sales and marketing and research and development personnel. Any failure on the part of Catalytica Pharmaceuticals to attract or retain necessary personnel would have a material adverse effect on the Company's consolidated results of operations.

  UNCERTAINTIES RELATED TO COMBUSTION SYSTEMS BUSINESS. The Company, through its subsidiary Catalytica Combustion Systems, Inc. ("CCSI"), and the GENXON joint venture, is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by turbine manufacturers. Ultimate sales of the Company's combustion system products will depend upon the acceptance and use of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers. The Company's subsidiary, CCSI, is currently working with leading turbine manufacturers, including:
General Electric, Allison Engine Co., a subsidiary of Rolls Royce, and Solar, a subsidiary of Caterpillar, Inc. In addition, through its joint venture company GENXON, CCSI is developing complete combustor systems for AGC, to be used on small Kawasaki Heavy Industries turbines for mobile cogeneration applications. GENXON is also developing complete combustor systems utilizing Catalytica's combustion technology for end users to be retrofitted on older out-of-warranty turbines no longer supported by OEM's. Neither the Company, its subsidiary CCSI, nor the joint venture company GENXON have formal long-term agreements in place with many of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets would be adversely affected if any of these companies terminated its relationship with the Company or GENXON. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer.

  The Company currently has limited manufacturing and marketing capability for its combustion products, and to the extent that the Company's existing facilities are inadequate, the Company will be required to develop or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develop marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develop an effective marketing and sales organization. In addition, some of the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants. Accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions that affect capital investment decisions, as well as the regulatory environment. There can be no assurance that the Company's combustion products will be economically attractive when compared to competitive products.

  In October 1996 Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC ("GENXON"), will initially upgrade the combustion systems of installed turbines with XONON which will reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets. GENXON plans to deliver an integrated product which includes Combustion Systems' system for ultra low NOx emissions and Woodward's control systems.* Unlike Catalytica Combustion Systems' efforts to date that have focused only on the design of the catalyst assembly, GENXON is developing entire combustion systems. The development of complete combustion systems by GENXON to serve the retrofit market will require the design of new combustion chambers to be retrofitted on existing turbines. This new combustion chamber will incorporate a XONON catalyst. There can be no assurance that GENXON will be successful in developing new combustion chambers that will work in lieu of the current design that does not incorporate a catalyst. There can be no assurance that GENXON's products will be economically attractive when compared to competitive products.

  The initial capital commitment of the GENXON joint venture partners was $10 million--$2 million from CCSI and $8 million from Woodward--payable over time as the funds were required by the joint venture. This initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing $600,000 during the third quarter and $1.9 million during the fourth quarter of 1997, bringing the total investment in the joint venture to $13.8 million to date. CCSI recognized its 50% share of GENXON losses of $4.4 million for the year ended December 31, 1997 which was equal to the Company's capital contribution. Accordingly, a $4.4 million loss on the joint venture was recognized in the results of operations. The Company expects to make additional capital contributions to the joint venture during 1998 and anticipates GENXON will incur additional losses.* The Company will record its share of these losses to the extent of its capital contribution. These losses may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved. Although CCSI and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions exclusive of some required capital infusions which are predicated upon reaching certain milestones. If the milestones are not met, and the Company desired to complete any projects being developed by the joint venture,* the Company could be required to fund the projects itself if Woodward decides not to make any additional capital contributions to GENXON. If such an event were to occur, it could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF ADDITIONAL FUNDING; INCREASED LEVERAGE. The Company's operations to date have required substantial amounts of cash. As part of the financing of the Acquisition, Catalytica Pharmaceuticals incurred approximately $125 million of short and long-term indebtedness of which $105 million was outstanding as of February 2, 1998. The Company and its subsidiary, Advanced Technology, have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations have increased substantially. The Company anticipates that cash flows from the operation of its business will be sufficient to reduce indebtedness incurred in connection with the Acquisition to a level supportable by the current assets of the Company.* The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business. The Company believes that with the anticipated cash flow from its business and its year end cash position of $47.1 million plus its available line of credit of $75 million, coupled with the $30 million cash investment by Enron on January 14, 1998 into Combustion Systems, it will have adequate funds to meet its working capital needs and debt repayment obligations, for at least the next 12 months. However, there are no assurances that adequate funds for future operations, whether from the cash flow, financial markets or from collaborative or other arrangements, will be available when needed or on terms acceptable to the Company.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

  HAZARDOUS MATERIALS AND ENVIRONMENTAL MATTERS. The Company's research and development activities and fine chemicals manufacturing involve the use of many hazardous chemicals. The use of such chemicals has significantly increased as a result of the acquisition of the Facility. The Company is subject to extensive federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and associated waste products. The Company believes that its properties and operations comply in all material respects with applicable environmental laws; however, the risk of environmental liabilities cannot be completely eliminated. Public awareness of environmental issues has increased the impact of such laws on the conduct of manufacturing operations and ownership of property. Any failure by the Company to comply with present or future environmental laws could result in cessation of portions or all of the Company's operations, impositions of fines, restrictions on the Company's ability to carry on or expand its operations, significant expenditures by the Company to comply with environmental laws and regulations, and/or liabilities in excess of the resources of the Company. The Company has environmental impairment insurance with regard to first party and third party liability in the amount of $25,000,000 (with a $1,000,000 retention) with respect to the Facility only. There can be no assurance that the Company will not be required to make renovations or improvements to comply with environmental laws and regulations in the future. The Company's operations, business or assets could be materially adversely affected in the event such environmental laws or regulations require the Company to modify current facilities substantially or otherwise limit the Company's ability to conduct or expand its operations.

  Catalytica Pharmaceuticals expects that significant expenditures may be incurred at the Facility as a result of new environmental regulations currently under consideration. The United States Environmental Protection Agency (the "EPA") is considering new regulations for the pharmaceutical industry under the authority of the federal Clean Air Act and Clean Water Act. These proposed regulations would require the installation of "Maximum Achievable Control Technology" for certain hazardous air pollutant emissions sources ("Pharmaceutical MACT") and could potentially require the installation of additional pretreatment systems for wastewater discharges. The EPA is also considering changes to its particulate matter emissions regulations as well as regulation of certain ozone precursor emissions. As these rules are in the early stages of consideration by the EPA, and as there can be no assurance of their adoption, the additional cost of complying with such regulations cannot be determined at this time. There can be no assurance that Catalytica Pharmaceuticals will not be required to make additional renovations or improvements to comply with environmental laws and regulations in the future. Catalytica Pharmaceuticals' operations, business and assets could be materially adversely affected in the event such environmental laws or regulations require Catalytica Pharmaceuticals to modify the current Facility substantially or otherwise limit Catalytica Pharmaceuticals' ability to conduct or expand its operations.

  CURRENT AND POTENTIAL ENVIRONMENTAL CONTAMINATION AT CATALYTICA
PHARMACEUTICALS' TWO SITES. Glaxo Wellcome has been working with the EPA and the North Carolina Department of Environment and Natural

Resources (the "NCDENR") to investigate, identify and remediate contamination in the soil and groundwater at the Facility now owned by Catalytica Pharmaceuticals. This investigation, carried out pursuant to the federal Resource Conservation and Recovery Act, has identified 17 different areas of the Facility where contamination has or may have occurred. Of these 17 areas, at least six have been identified as requiring further investigation and remediation by NCDENR ("Site Contamination"). Contaminants found in the soil and groundwater at the Facility include solvents, petroleum hydrocarbons and pesticides. As the new owner of the Facility, Catalytica Pharmaceuticals has become legally liable for such contamination. Notwithstanding such legal liability, Glaxo Wellcome has agreed to be primarily liable for and to perform, at its cost, the remediation required by law for contamination of the soil and groundwater existing at the Facility as of the Closing. The cost and extent of remediation to be required at the facility is currently unknown. The Environmental Agreement with Glaxo Wellcome also requires Catalytica Pharmaceuticals to provide access to the Facility and certain facility services as required for the remediation, subject to reimbursement by Glaxo Wellcome. However, there can be no assurance that the Company or Catalytica Pharmaceuticals will not incur unreimbursed costs or suffer an interference with ongoing operations as a result of Glaxo Wellcome's remediation activities or the existence of contamination at the Facility. In addition, the Company's future development of the Facility may be limited by the existence of contamination or Glaxo Wellcome's remediation activities. There also can be no assurance that Catalytica Pharmaceuticals' ongoing operations at the Facility will not cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals of the Company could involve costly and time-consuming negotiations and litigation. Furthermore, any such contamination caused by Catalytica Pharmaceuticals or the Company could materially adversely affect the business, results of operations and financial condition of Catalytica Pharmaceuticals and the consolidated results of operations and financial condition of the Company.

  In addition, a moderate amount of asbestos containing material ("ACM") is present at the Facility. Catalytica Pharmaceuticals believes that the ACM, in its present condition, does not require abatement. Abatement will only be required if and as renovations are performed in those areas containing ACM. Catalytica Pharmaceuticals cannot presently predict whether, when or to what extent it may need or desire to renovate areas of the Facility containing ACM. However, should such renovations be necessary, the additional costs could be substantial.

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

  Products manufactured by Catalytica Pharmaceuticals at the Facility require Catalytica Pharmaceuticals to comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations, and certain of Catalytica Pharmaceuticals' customers, including Glaxo Wellcome, also require Catalytica Pharmaceuticals to adhere to cGMP regulations, even if not required by the FDA. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug-manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, recall or seizure. Failure of Catalytica Pharmaceuticals' customers to obtain and to maintain FDA clearance for marketing of the products manufactured by Catalytica Pharmaceuticals, or failure of Catalytica Pharmaceuticals to comply with cGMP regulations as required by the FDA or Catalytica Pharmaceuticals' customers, would have a material adverse effect on the Company's results of operations.

  INFLUENCE OF ENVIRONMENTAL REGULATIONS ON RATE OF COMMERCIALIZATION. The rate at which industrial companies adopt the Company's catalytic combustion systems will be heavily influenced by the enactment and enforcement of environmental regulations at the federal, state and local levels. Current federal law governing air pollution generally does not mandate the specific means for controlling emissions, but instead, creates ambient air quality standards for individual geographic regions to attain through individualized planning on a regional basis in light of the general level of air pollution in the region. Federal law requires state and local authorities to determine specific strategies for reducing emissions or specific pollutants. Among other strategies, state and local authorities in all areas which do not meet ambient air quality standards must adopt performance standards for all major new and modified sources of air pollution. The more polluted the air in a particular region has become, the more stringent such controls must be. The Company's revenues will depend, in part, on the standards, permit requirements and programs these state and local authorities promulgate for reducing emissions (including emissions of NOx) addressed by the Company's combustion and monitoring products systems. Demand for the Company's systems and processes will be affected by how quickly the standards are implemented and the level of reductions required. Certain industries or companies may successfully delay the implementation of existing or new regulations or purchase or acquire emissions credits from other sources, which could delay or eliminate their need to purchase the Company's systems and processes. Moreover, new environmental regulations may impose different requirements which may not be met by the systems and processes being developed by Catalytica or which may require costly modifications of the Company's products. The United States Congress is currently reviewing existing environmental regulations. There can be no certainty as to whether Congress will amend or modify existing regulations in a manner that could have an adverse effect on demand for the Company's combustion system products.

  COMPETITION AND TECHNOLOGICAL CHANGE. There are numerous competitors in a variety of industries in the United States, Europe and Japan that have commercialized and are working on technologies that could be competitive with those under development by the Company, including both catalytic and other technological approaches. Some of these competitive products are in more advanced stages of development and testing. The Company's competitors may develop technologies and systems and processes that are more effective than those being developed by the Company or that would render the Company's technology and systems and processes less competitive or obsolete. In the fine chemicals market, the Company faces its primary competition from pharmaceutical companies that produce their own fine chemicals and from other fine chemicals manufacturers such as Lonza AG and DSM Fine Chemicals. In the combustion systems market, the Company faces its primary competition from large gas turbine power generation manufacturers, such as General Electric Co. ("General Electric"), Allison Engine Company ("Allison") and Solar Turbines Incorporated ("Solar"), each of which is developing competing DLN systems for their own turbines. Many of the Company's competitors in the combustion systems market are also potential customers of the Company, and the Company expects to rely on these potential customers to help commercialize its products. Most of these competitors have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience than the Company. If these companies are successful in developing such products, the Company's ability to sell its systems and processes would be materially adversely affected. Further, since many of the Company's competitors are existing or potential customers, the Company's ability to gain market share may be limited.

  PATENTS AND INTELLECTUAL PROPERTY. The Company has an active program of pursuing patents for its inventions in the United States and in markets throughout the world relevant to its business areas. The Company has 37 United States patents and 14 pending United States patent applications, plus 91 foreign patents and patent applications.

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

  CONCENTRATION OF OWNERSHIP. Morgan Stanley Capital Partners III, L.P. and two affiliated funds (collectively, "MSCP") beneficially own approximately 32% of the voting control of the Company and 47% of the outstanding capital stock of the Company as of December 31, 1997. As a result, MSCP is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of all significant corporate transactions such as any merger, consolidation or sale of all or substantially all of the Company's assets. The Company has granted to MSCP certain contractual rights, including representation on the Company's Board of Directors and committees of the Board of Directors, that will give MSCP additional rights to participate in certain actions to be taken by the Company. Such concentration of ownership and contractual rights may have the effect of delaying, deferring or preventing a change of control of the Company. The sale by MSCP of shares of the Company's capital stock could constitute a change of control under the Company's credit agreement, which would trigger a default of the agreement. MSCP has agreed not to trigger a change of control under the credit agreement. In addition, such concentration of ownership and contractual rights could allow MSCP to prevent significant corporate transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and Schedules, the report of the independent auditors, and the section entitled "Quarterly Financial Data (Unaudited)" appear on pages 67 through 100 of this Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

  A. (1) Financial Statements:

  The following financial statements of the Registrant are filed as part of this Report

                                                                            PAGE
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors......................   44
   Consolidated Statements of Operations for the three years ended
    December 31, 1997, 1996, and 1995.....................................   45
   Consolidated Balance Sheets at December 31, 1997, and December 31,
    1996..................................................................   46
   Consolidated Statements of Cash Flows for the three years ended
    December 31, 1997, 1996, and 1995.....................................   48
   Consolidated Statement of Stockholders' Equity for the three years
    ended December 31, 1997, 1996, and 1995...............................   49
   Notes to Consolidated Financial Statements.............................   50
   Separate Financial Statement of Subsidiaries Not Consolidated and Fifty
    Percent-or-Less Owned Persons:
   GENXON(TM) Power Systems, L.L.C. Financial Statements and Report of
    Independent Accountants for the period from October 21, 1996 (date of
    inception) to September 30, 1997......................................   72
   Quarterly Financial Data (Unaudited)...................................   80
   (2) Financial Statement Schedules:
   Valuation and Qualifying Accounts......................................   81

   (3) Exhibits

 EXHIBIT NO. NOTES                          DESCRIPTION
 ----------- -----                          -----------
                   Corrected Fourth Amended and Restated Certificate of
    3.1      +++++  Incorporation.
    3.2          + Bylaws of Registrant.
                   Agreement of Shareholders Amending Registration Rights and
    4.1(A)       +  Right of First Refusal.
                   Amended and Restated Registration Rights Agreement dated
    4.1(B)       +  September 27, 1988.
                   Amendment No. 1 to Amended and Restated Registration Rights
    4.1(C)       +  Agreement.
    4.1(D)       + Form of Amended and Restated Rights Agreement.
    4.2          + Specimen of Common Stock Certificate.
    4.3(A)     +++ Preferred Shares Rights Agreement dated as of October 23,
                    1996, between Catalytica, Inc. and ChaseMellon Shareholder
                    Services, L.L.P., including the form of Rights Certificate, the Certificate of Designation and the Summary of Rights
                    attached thereto as Exhibits A, B and C, respectively.
    4.3(B)    ++++ Amendment No. 1, dated as of June 28, 1997, to Preferred
                    Shares Rights Agreement between Catalytica, Inc. and
                    ChaseMellon Shareholder Services, L.L.C.
    4.4      +++++ Stock Purchase Warrant for 2,000,000 Shares of the Company's
                    Common Stock dated July 31, 1997.
                   1983 Incentive Stock Option Plan, as amended, with forms of
   10.1          +  agreements thereunder.
   10.2          + 1992 Stock Option Plan, with forms of agreements thereunder.
   10.3          + 1992 Employee Stock Purchase Plan.
   10.4        +** Agreement, dated as of July 18, 1988, between the Company and Tanaka Kikinzoku Kogyo K.K.
   10.7        +** Development Agreement, dated January 4, 1991 among the
                    Company, Petro-Canada Inc. And Techmocisco, Inc. (a
                    subsidiary of Mitsubishi Oil), as amended.

 EXHIBIT NO.  NOTES                          DESCRIPTION
 ----------- --------                        -----------
    10.11           + Form of Indemnification Agreement.
    10.13           + Stock Purchase Agreement dated December 10, 1992 between the Company and Mitsubishi Oil Co., Ltd.
    10.15        ++** Ground Lease Agreement, dated November 30, 1993, between the Company and Rhone-Poulenc Inc.
    10.16        ++** Supply Agreement, dated September 28, 1993, between the
                       Company and Novartis Agro, Inc.
    10.17          ++ Lease Agreement, dated January 1, 1993, between the
                       Company and Jack Dymond Associates.
    10.19        ++** Agreement, dated January 31, 1995 between the Company and
                       Tanaka Kikinzoku Kogyo K.K.
    10.21           * Catalytica Pharmaceuticals, Inc. 1995 Stock Plan, with
                       forms of agreements thereunder.
    10.22           * Catalytica Advanced Sensor Devices 1995 Stock Plan, with forms of agreements thereunder.
    10.23           * Catalytica Advanced Technologies, Inc. 1995 Stock Plan,
                       with forms of agreements thereunder.
    10.24           * Catalytica Combustion Systems, Inc. 1995 Stock Plan, with forms of agreements thereunder.
                      Catalytica, Inc. 1995 Director Stock Option Plan, with
    10.25           *  forms of agreements thereunder.
    10.26      ++++++ Limited Liability Operating Agreement of GENXON Power
                       Systems, LLC, dated October 21, 1996.
    10.27             Amendment No. 1, dated December 4, 1997, to the Operating
                       Agreement of GENXON Power Systems, L.L.C.
    10.28    +++++*** Asset Purchase Agreement among Glaxo Wellcome Inc. and
                       Catalytica Pharmaceuticals, Inc. and Catalytica, Inc.,
                       dated June 25, 1997.
    10.29    +++++*** Supply Agreement between Glaxo Wellcome Inc. and
                       Catalytica Pharmaceuticals, Inc., dated July 31, 1997.
    10.30       +++++ Investment Agreement dated as of June 25, 1997 among
                       Morgan Stanley Capital Partners III, L.P., Morgan
                       Stanley Capital Investors, L.P., MSCP III 892 Investors,
                       L.P. and Catalytica, Inc.
    10.31       +++++ $200,000,000 Credit Agreement dated July 31, 1997, by and among Catalytica, Inc., Catalytica Pharmaceuticals, Inc.
                       and The Chase Manhattan Bank
    10.32             Amendment No. 1 and Consent, dated January 6, 1998, to
                       $200,000,000 Credit Agreement among Catalytica, Inc.,
                       Catalytica Pharmaceuticals, Inc. and The Chase Manhattan
                       Bank.
    10.33       +++++ Pledge Agreement
    10.34       +++++ Security Agreement
    21.1            + Subsidiaries of Registrant
    23.1              Consent of Ernst & Young LLP, Independent Auditors.
    23.2              Consent of Coopers & Lybrand LLP, Independent Accountants
    24.1              Power of Attorney. (See page 83)
    27.1              Financial Data Schedule

--------
     * Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
    ** Confidential treatment has been granted for portions of these agreements.
   *** Confidential treatment has been requested for portions of these agreements.
     + Incorporated by reference to the exhibits filed with the Company's
       Registration Statement on Form S-1 (Registration Statement No. 33-
       55696).
    ++ Incorporated by reference to the exhibits filed with the Company's Form
       10-K for the fiscal year ended December 31, 1994.
   +++ Incorporated by reference to the exhibits filed with the Company's
       Registration Statement on Form 8-A as filed with the Commission on November 29, 1996.
  ++++ Incorporated by reference to the exhibits filed with the Company's
       Registration Statement on Form 8-A/A as filed with the Commission on July 29, 1997.
 +++++ Incorporated by reference to the exhibits filed with the Company's Form
       10-Q for the quarter ended June 30, 1997.
++++++ Incorporated by reference to the exhibits filed with the Company's Form
       10-K for the year ended December 31, 1996.

  B. Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

              REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Catalytica, Inc.

  We have audited the accompanying consolidated balance sheets of Catalytica, Inc. as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalytica, Inc. at December 31, 1997 and December 31, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
January 27, 1998

                                CATALYTICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Revenues:
  Product sales...........................    $174,347  $    9,813  $    8,858
  Research and development contracts......       6,599       6,501       4,766
                                            ----------  ----------  ----------
    Total revenues........................     180,946      16,314      13,624
Costs and expenses:
  Cost of product sales...................     155,092       9,073       8,339
  Research and development................       9,556       9,707       9,818
  Selling, general and administrative.....       7,302       4,452       4,492
                                            ----------  ----------  ----------
    Total costs and expenses..............     171,950      23,232      22,649
                                            ----------  ----------  ----------
Operating income (loss)...................       8,996      (6,918)     (9,025)
Interest income...........................       1,450       1,179         616
Interest expense..........................      (5,422)       (353)       (278)
Gain on sale of assets....................         --          900         --
Loss on joint venture.....................      (4,355)        --          --
                                            ----------  ----------  ----------
Income (loss) before income taxes.........         669      (5,192)     (8,687)
Provision for income taxes................        (359)        --          --
                                            ----------  ----------  ----------
Net income (loss) before common stock re-
 demption.................................         310      (5,192)     (8,687)
Less premium paid on redemption of Class B
 common stock ............................      (3,750)        --          --
                                            ----------  ----------  ----------
Loss attributable to common shareholders..  $   (3,440) $   (5,192) $   (8,687)
                                            ==========  ==========  ==========
Net loss per share:
  Basic and Diluted.......................  $    (0.10) $    (0.27) $    (0.55)
                                            ==========  ==========  ==========
Number of shares used in computing net
 loss per share:
  Basic and Diluted.......................      33,248      19,283      15,785
                                            ==========  ==========  ==========



        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 35,149     $15,540
  Short-term investments.............................     11,918       8,281
  Accounts receivable, net of allowance for doubtful
   accounts of $600 ($100 in 1996)...................     12,640       3,944
  Accounts receivable from joint venture.............        967         865
  Notes receivable from employees....................        405         328
  Inventory:
    Raw materials....................................     52,648       1,689
    Work in process..................................     54,883         249
    Finished goods...................................      6,714       1,479
                                                        --------     -------
                                                         114,245       3,417
  Deferred tax asset.................................        166         --
  Prepaid expenses and other assets..................      1,939         681
                                                        --------     -------
      Total current assets...........................    177,429      33,056
Property, plant and equipment:
  Land...............................................      5,391         --
  Equipment..........................................     99,744       9,260
  Buildings and leasehold improvements...............     65,744       8,173
                                                        --------     -------
                                                         170,879      17,433
  Less accumulated depreciation and amortization.....    (15,075)     (9,536)
                                                        --------     -------
                                                         155,804       7,897
Other assets.........................................      2,040          50
                                                        --------     -------
                                                        $335,273     $41,003
                                                        ========     =======


        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $ 23,281     $  2,055
  Accrued payroll and related expenses...............      5,768        1,372
  Deferred revenue...................................      1,848        1,643
  Other accrued liabilities..........................      8,250          949
  Borrowings under line of credit....................        --         2,300
  Current portion of long-term debt..................     50,332          833
  Income taxes payable...............................        525          --
                                                        --------     --------
    Total current liabilities........................     90,004        9,152
Long-term debt.......................................     75,069        1,524
Non-current deferred revenue.........................      3,611        5,064
Other accrued liabilities............................      6,400          --
Minority interest....................................     11,000        8,000
Class A and B common stock subject to mandatory re-
 demption:
  Class A--30,000,000 shares authorized, 13,270,000
   issued and outstanding in 1997....................     51,452          --
  Class B--17,000,000 shares authorized, 11,730,000
   issued and outstanding in 1997....................     45,627          --
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000 shares
   authorized, none issued and outstanding...........        --           --
  Common Stock, $.001 par value; 120,000,000 shares
   authorized including 30,000,000 Class A and
   17,000,000 Class B, 27,941,729 shares of common
   stock issued and outstanding in 1997; (19,397,074
   shares in 1996). See Class A and B common stock
   above.............................................         28           19
  Additional paid-in capital.........................    100,375       65,482
  Deferred compensation..............................       (406)         (41)
  Accumulated deficit................................    (47,887)     (48,197)
                                                        --------     --------
    Total stockholders' equity.......................     52,110       17,263
                                                        --------     --------
                                                        $335,273     $ 41,003
                                                        ========     ========


        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1997       1996      1995
                                                  ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..............................  $     310  $ (5,192) $ (8,687)
 Adjustments to reconcile net income (loss) to
  net cash provided by(used in) operating activ-
  ity:
 Depreciation and amortization..................      5,754       944     1,547
 Deferred Income Taxes..........................       (166)      --        --
 Losses in affiliated company...................      4,355       --        --
 Changes in:
  Accounts receivable...........................     (8,696)     (387)   (2,058)
  Accounts receivable from related party........        --       (865)      --
  Accounts receivable from joint venture........       (102)      --        --
  Inventory.....................................      5,995    (2,563)     (275)
  Prepaid expenses, and other current assets....        136      (310)      387
  Accounts payable..............................     21,226       716       211
  Accrued payroll and related expenses..........      4,395       (20)      (24)
  Deferred revenue..............................     (1,248)    6,540       --
  Royalties payable to related party............        --        --       (622)
  Other accrued liabilities.....................      7,826       359      (407)
                                                  ---------  --------  --------
   Net cash provided by (used in) operating
    activities..................................     39,785      (778)   (9,928)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investments.......................    (25,099)  (22,748)  (19,817)
 Maturities of investments......................     21,532    30,500    14,000
 Investment in affiliate company................     (4,355)      --        --
 Acquisition of property and equipment..........     (6,347)   (3,565)   (1,645)
 Acquisition of Glaxo Wellcome inventory........   (116,823)      --        --
 Acquisition of Glaxo Wellcome property, plant
  and equipment.................................   (131,198)      --        --
                                                  ---------  --------  --------
   Net cash provided by (used in) investing
    activities..................................   (262,290)    4,187    (7,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net receipts on (issuance of) notes receivable
  from employees................................        (92)     (206)      115
 Additions to debt obligations..................    137,726     4,213     4,384
 Payments on debt obligations...................    (20,501)   (5,278)     (618)
 Minority investment............................        --      8,000       --
 Issuance of Class A and B common stock, net....    117,679       --        --
 Repurchase of Class B common stock.............    (23,750)      --        --
 Issuance of common stock by exercise of warrant
  dividend .....................................     27,692       --        --
 Issuance of common stock.......................      3,360       381    14,892
                                                  ---------  --------  --------
   Net cash provided by financing activities....    242,114     7,110    18,773
                                                  ---------  --------  --------
Net increase in cash and cash equivalents.......     19,609    10,519     1,383
Cash and cash equivalents at beginning of year..     15,540     5,021     3,638
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $  35,149  $ 15,540  $  5,021
                                                  =========  ========  ========
Additional disclosure of non-cash financing and
 operating activities:
 Issuance of warrants in conjunction with the
  Glaxo Wellcome facility acquisition...........      6,500       --        --
                                                  =========  ========  ========
 Issuance of Catalytica Pharmaceutical's Junior
  Preferred Stock in conjunction with the Glaxo
  Wellcome facility acquisition.................      3,000       --        --
                                                  =========  ========  ========
 Assumption of liability in conjunction with
  Glaxo Wellcome facility acquisition...........      6,400       --        --
                                                  =========  ========  ========
 Issuance of Catalytica common stock to Shearson
  Lehman for services provided in conjunction
  with issuance of Class A & B common stock.....        600       --        --
                                                  =========  ========  ========
 Deferred Compensation..........................        500       --        --
                                                  =========  ========  ========
Supplemental disclosure of cash flow
 information:
 Interest paid..................................      4,667       353       278
                                                  =========  ========  ========

        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           COMMON STOCK    ADDITIONAL                              TOTAL
                         -----------------  PAID-IN     DEFERRED   ACCUMULATED STOCKHOLDERS'
                           SHARES   AMOUNT  CAPITAL   COMPENSATION   DEFICIT      EQUITY
                         ---------- ------ ---------- ------------ ----------- -------------
Balance at December 31,
 1994................... 15,070,277  $15    $ 50,213     $(131)     $(34,318)     $15,779
 Sale of common stock ..    119,945  --          218       --            --           218
 Public offering dated
  November 3, 1995, net
  of offering costs.....  4,000,000    4      14,667       --            --        14,671
 Exercise of warrants...        --   --            3       --            --             3
 Amortization of
  deferred
  compensation..........        --   --          --         45           --            45
 Net loss...............        --   --          --        --         (8,687)      (8,687)
                         ----------  ---    --------     -----      --------      -------
Balance at December 31,
 1995................... 19,190,222  $19    $ 65,101     $ (86)     $(43,005)     $22,029
 Sale of common stock...    206,852  --          358       --            --           358
 Expense recorded from
  acceleration of stock
  options...............        --   --           23       --            --            23
 Amortization of
  deferred
  compensation..........        --   --          --         45           --            45
 Net loss...............        --   --          --        --         (5,192)      (5,192)
                         ----------  ---    --------     -----      --------      -------
Balance at December 31,
 1996................... 19,397,074  $19    $ 65,482     $ (41)     $(48,197)     $17,263
 Sale and issuance of
  common stock..........  1,413,506    2       3,958       --            --         3,960
 Issuance of warrants to
  Glaxo Wellcome........        --   --        6,500       --            --         6,500
 Net exercise of
  warrants issued in
  connection with public
  offering..............    208,153
 Exercise of warrant
  dividends.............  6,922,996    7      27,685       --            --        27,692
 Premium paid in connec-
  tion with repurchase
  of Class B common
  stock.................                      (3,750)                              (3,750)
 Issuance of below
  market stock options..        --   --          500      (500)                       --
 Amortization of
  deferred
  compensation..........        --   --          --        135           --           135
 Net income.............        --   --          --        --            310          310
                         ----------  ---    --------     -----      --------      -------
Balance at December 31,
 1997................... 27,941,729  $28    $100,375     $(406)     $(47,887)     $52,110
                         ==========  ===    ========     =====      ========      =======

        The accompanying notes are an integral part of these statements.

                               CATALYTICA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS The Company is creating new businesses that leverage the Company's proprietary catalytic technologies to yield economic and environmental benefits by lowering manufacturing costs and reducing hazardous byproducts. Catalytica currently is focused on applying its capabilities to two primary areas: (i) production of pharmaceutical components and (ii) developing advanced combustion systems to reduce toxic emissions generated by natural gas turbines. To pursue these opportunities, the Company has created two operating subsidiaries, Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems"). In addition to market focus, the formation of subsidiaries provides increased flexibility for strategic financial arrangements and business partnerships. A third subsidiary, Catalytica Advanced Technologies ("Advanced Technologies"), is exploring new business opportunities and markets for the Company's technologies.

  BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts from 1996 have been reclassified to reflect 1997 presentation.

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

  PUBLIC OFFERING In November, 1995, the Company sold 4,000,000 shares of Common Stock at $4.00 per share in an offering filed on Form S-1, resulting in net proceeds of approximately $14.7 million. In connection with the offering, the Company issued a warrant to purchase 320,000 shares of common stock at a price per share equal to 120% of the $4.00 per share offering price (See Note
10).

  FINANCIAL INSTRUMENTS For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; investments with maturities of three months or less at the date of purchase which are held-to-maturity ($11,918,000 at December 31, 1997) and investments with maturities greater than three months which are available-for-sale (none at December 31, 1997) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at December 31, 1997). All investments at December 31, 1997, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

  As of December 31, 1997, the average portfolio duration is approximately
1.46 months.

  CONCENTRATIONS OF CREDIT RISK Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term and long-term investments and trade receivables. The Company uses local banks and various investment firms to invest its excess cash, principally in commercial paper and money market funds from a diversified portfolio of investments with strong credit ratings. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company recorded an allowance for doubtful accounts of $600,000 in 1997 and $100,000 in 1996.

                               CATALYTICA, INC.

  INVENTORIES All inventories are stated at the lower of cost (first-in, first-out) or market. Inventory write-downs are based on the Company's best estimates.

  On July 31, 1997, Catalytica Pharmaceuticals purchased $116.8 million of inventory as part of the acquisition of the pharmaceutical manufacturing facility from Glaxo Wellcome Inc.

  PROPERTY AND EQUIPMENT On July 31, 1997, Catalytica Pharmaceuticals purchased from Glaxo Wellcome (i) all the land, buildings and improvements thereon and certain rights relating thereto compromising the pharmaceutical manufacturing facility of Glaxo Wellcome located in Greenville, North Carolina, containing approximately 582 acres of land, and (ii) substantially all of the machinery, equipment, furniture, fixtures, transportation and distribution equipment, waste treatment facilities, computers, analytical equipment, instruments, communication equipment, control systems, spare parts, supplies, materials and all other items of tangible personal property owned by Glaxo Wellcome and located at the Facility. The Company recorded $147.1 million of property, plant, and equipment in connection with the Acquisition.

  Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line basis over the lesser of the useful lives of the respective assets or the lease term, if applicable (generally 3-15 years). Expenditures for maintenance and repairs are generally charged to expense as incurred. In 1997, $9.1 million was charged to repair and maintenance expense.

  REVENUES Revenues consist of both product sales and research revenues. All product revenues are recognized upon shipment. Approximately 96% of revenues are related to pharmaceutical product sales for the year ended December 31, 1997. Through December 31, 1997, approximately 90% of the Company's product revenues have been derived from sales to Glaxo Wellcome under a Supply Agreement entered into on July 31, 1997. As of December 31, 1997, a receivable in the amount of $11,770,000 was outstanding from Glaxo Wellcome. Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a specified level or that Glaxo Wellcome will pay to Catalytica Pharmaceuticals any shortfall. The guaranteed revenues, which include compensation for transition services Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome, and which exclude the cost of materials, in each of the next five years are as set forth below:

    AUGUST 1-
   DECEMBER 31
      1997             1998            1999            2000            2001            TOTAL
   -----------        ------           -----           -----           -----           ------
                              (IN MILLIONS)
      $77.0           $166.4           $94.0           $72.6           $22.6           $432.6

  This agreement states that guaranteed revenues are to be calculated by comparing the agreed upon product prices billed on invoices for the year to the stipulated guaranteed revenue amount for the specific year in agreement.

  For the two years ended December 31, 1997 and 1996, approximately 3%, and 18%, respectively, of the Company's pharmaceutical product revenues have been derived from sales to Novartis by the Company's manufacturing facility in California under a five-year contract pursuant to which Novartis committed to buy certain minimum annual volumes. The Company has no contractual volume commitment from Novartis beyond May 31, 1998. There can be no assurance that the Novartis contract will be renewed or replaced with new business. The Novartis agreement may be terminated by either party upon 30 days prior written notice for failure to perform a material provision of the agreement, if such failure is not cured within 60 days after receipt of notice.

  Approximately 4% of the Company's revenues in 1997 were derived from research and development contracts. Most of the company's research and development contracts are subject to periodic review by the

                               CATALYTICA, INC.

funding partner, which may result in modifications, including reduction or termination of funding. There can be no assurance that the Company will continue to receive research and development funding, and the Company expects that it will rely increasingly on product sales for its revenues.

  Research revenues are earned as contractual services are performed in connection with collaborative arrangements and are recognized in accordance with contract terms, principally based on reimbursement of total costs and expenses incurred. In return for funding development, collaborative partners receive certain rights in the commercialization of the resulting technology. Costs of $6,290,000, $6,235,000, and $4,409,000 related to research revenues were included in total costs and expenses for each of the three years ended December 31, 1997, 1996, and 1995, respectively. Unbilled revenues related to work performed under collaborative arrangements were approximately $996,572 at December 31, 1997 ($385,000 at December 31, 1996) and are included in accounts receivable on the accompanying balance sheet. Most amounts unbilled at December 31, 1997, were billed in January, 1998.

  MAJOR CUSTOMER INFORMATION Revenues from major customers from all sources of revenue representing more than 10% of revenues in any of the past three years are as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
     CUSTOMER                                                     1997 1996 1995
     --------                                                     ---- ---- ----
   Glaxo Wellcome................................................ 87%  --   --
   Upjohn........................................................  0%  17%   0%
   Merck.........................................................  1%  13%  13%
   Novartis......................................................  3%  11%  31%
   Pfizer........................................................  2%  11%   4%
   Mitsubishi Oil Company, Ltd. .................................  1%   9%  10%

  RESEARCH AND DEVELOPMENT All costs for research and development activities are expensed in the year incurred. Such costs include proprietary research and development expenses associated with revenues from research and development agreements. Approximately 22% of the company's 1997 research and development expenses was spent to develop the company's combustion systems technology, approximately 38% was spent on pharmaceuticals technology, and approximately 40% was spent on other technologies, much of which was performed at the specific request of, and funded by, third parties.

  INCOME TAXES The Company accounts for income taxes under the liability method in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", see Note 7. Income taxes have been provided and tax credits have been recognized based on tax laws in effect at the dates of the financial statements.

  EARNINGS (LOSS) PER SHARE Earnings (loss) per share is presented in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution created by common stock equivalents. For the periods ended December 31, 1997, 1996, and 1995, the inclusion of common stock equivalents is antidilutive, therefore loss per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents. Weighted average shares outstanding includes Class A and B common shares as the Company considers Class A and B to be the equivalent of common stock. All periods presented herein have been adjusted to reflect the calculation of EPS in accordance with SFAS No. 128.

                               CATALYTICA, INC.

  A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

                           EARNINGS (LOSS) PER SHARE
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The following table sets forth the computation of basic and diluted earnings per share:

                                                      1997     1996     1995
                                                     -------  -------  -------
   Numerator:
     Net income before common stock redemption pre-
      mium.........................................  $   310  $(5,192) $(8,687)
     Premium paid on common stock redemption (*)...   (3,750)     --       --
                                                     -------  -------  -------
     Numerator for earnings per share--income
      available to common shareholders.............   (3,440)  (5,192)  (8,687)
   Denominator:
     Denominator for basic and diluted earnings per
      share--weighted-average shares...............   33,248   19,283   15,785
   Basic and Diluted loss per share................  $ (0.10) $ (0.27) $ (0.55)
                                                     =======  =======  =======

--------
* Income (loss) available to common shareholders reflects a reduction from net income of $3.75 million relating to the call premium paid for the repurchase of five million shares of Series B common stock with proceeds received from the exercise of warrants issued to shareholders as a dividend. See Note 10.

  For the years ended December 31, 1997, 1996, and 1995, potentially dilutive securities of 2,649,000, 2,286,000, and 604,000, respectively, were outstanding and not included in the diluted earnings per share computation because they are antidilutive.

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

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS The Company intends to adopt SFAS No. 130. "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1998. SFAS No. 130 contains requirements for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of 1998 interim financial statements. Components of comprehensive income for the Company include items such as net income and changes in the value of available-for-sale securities. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's 1998 Annual Report.

NOTE 2. CATALYTICA PHARMACEUTICALS, INC.

  On July 31, 1997, The Company purchased from Glaxo Wellcome a pharmaceuticals manufacturing facility in Greenville, North Carolina for (i) $244.7 million in cash; (ii) 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals; (iii) warrants to purchase 2,000,000 shares of Common Stock of Catalytica at an exercise price of $12.00 per share exercisable for six years after the closing of the acquisition ("Closing") and
(iv) 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million

                               CATALYTICA, INC.

attributable to the sterile products portion of the Facility for a period of ten years following the Closing, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25 million. The cash purchase price reflects the parties' agreement to a reduction in the cash consideration of approximately $6,400,000 in exchange for the assumption by the Company and Catalytica Pharmaceuticals of certain liability associated with the abatement of asbestos or asbestos containing materials ("ACM") present at the Facility and post-closing employee workplace exposure. As a result of the Acquisition, Catalytica recorded $116.8 million of inventory, $147.1 million of property, plant, and equipment, and the assumption of the aforementioned asbestos liability of $6.4 million. See Note 4.

  The Junior Preferred Stock of Catalytica Pharmaceuticals issued to Glaxo Wellcome has the following rights: (a) a non-cumulative dividend preference and a liquidation preference, both junior to the outstanding preferred stock of Catalytica Pharmaceuticals and the Catalytica Pharmaceuticals Series C Preferred Stock which was issued to the Company in connection with the Acquisition; (b) the right to convert into shares of Catalytica Pharmaceuticals Common Stock on a one-for-one basis (subject to adjustment in the case of stock splits, reclassifications, stock dividends and rights offerings to existing holders of Common Stock and similar events and in the event of Common Stock issuances below the then fair market value except for issuances pursuant to Catalytica Pharmaceuticals' employee benefit plans) at any time at the option of the holder and automatically upon the closing of an underwritten public offering which results in gross proceeds of at least $10,000,000 to Catalytica Pharmaceuticals; (c) each share of Junior Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Junior Preferred Stock could then be converted; and (d) if Catalytica Pharmaceuticals shall not have consummated an underwritten public offering which results in gross proceeds of at least $10 million to Catalytica Pharmaceuticals within five years of the consummation of the Acquisition, the Junior Preferred Stock shall be exchangeable, at the option of Glaxo Wellcome, into shares of Common Stock of the Company having a market value at that time equal to the value of the preferred stock. Upon consolidation of Catalytica Pharmaceuticals into Catalytica, Inc. the Junior Preferred Stock issued to Glaxo Wellcome is reflected as $3 million in minority interest in Catalytica, Inc.

  In connection with the sale of the Facility, Glaxo Wellcome entered into a Supply Agreement under which Catalytica Pharmaceuticals will manufacture products for Glaxo Wellcome over the next year, in the case of Pharmaceutical Product Operations ("PPO"), and the next four and one-half years in the case of Chemical Manufacturing Operations ("CMO") and Sterile Product Operations ("SPO"). Catalytica Pharmaceuticals estimates that aggregate payments (including the cost of materials) by Glaxo Wellcome under the Supply Agreement will total approximately $800 million over a five-year period. Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a specified level of minimum revenue or that Glaxo Wellcome will pay to Catalytica Pharmaceuticals any shortfall. The minimum revenues, which include compensation for transition services Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome, and which exclude the cost of materials, over the five years total $432.6 million. Total minimum revenue excluding the cost of materials recognized under the Supply Agreement was $77.0 million during 1997. As of December 31, 1997, a receivable in the amount of $11,770,000 was outstanding from Glaxo Wellcome.

  On May 8, 1996, Pfizer Inc. ("Pfizer") entered into a Collaborative Research and License Agreement and a Stock Purchase Agreement with Catalytica Pharmaceuticals, Inc., that included the purchase of 150,000 shares of Series B Preferred stock by Pfizer. The holders of the Series B Preferred stock shall be entitled to receive non-cumulative dividends at a rate of $6.00 per share, per annum, when and if declared by the Board of Directors. In consideration of the $15 million paid, Catalytica Pharmaceuticals is also obligated to perform specified agreed upon research for a five year period. Accordingly, Catalytica recognized Pfizer's minority interest in Catalytica Pharmaceuticals at $8 million and recorded deferred revenue of $7 million to be recognized as research is performed. In 1997 and 1996, $1,454,000 and $536,000, respectively, of research was performed and recognized as revenue. The deferred revenue balance pertaining to Pfizer is $5.0 million and $6.5 million at December 31, 1997 and 1996, respectively.

                               CATALYTICA, INC.

  In conjunction with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Pfizer the right to exchange the Series B preferred stock of the Company for Catalytica, Inc. ("Catalytica") common stock. After the three year anniversary of the agreement, Pfizer shall have the right to require the Company to exchange all of the outstanding shares of Series B preferred stock for that number of shares of common stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the preferred stock and the market value of Catalytica's common stock at the time of conversion. In the event of insolvency of the Catalytica Pharmaceuticals, Pfizer may convert $4,200,000 of Series B preferred shares into 700,000 shares of Catalytica's common stock.

NOTE 3. JOINT VENTURE AND DISPOSAL

  Joint Venture (GENXON) On October 15, 1996, Catalytica's wholly owned subsidiary, Catalytica Combustion Systems Inc. (CCSI), and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON Power Systems, LLC, will initially upgrade the combustion systems of installed turbines with XONON which will reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.

  The initial capital commitment of the GENXON joint venture partners was $10 million: $2 million from CCSI, and $8 million from Woodward, payable over time as the funds are required by the joint venture. In addition to the initial capital commitment made by CCSI and Woodward, CCSI has contributed to the joint venture an exclusive license for the use of its catalytic combustion technologies valued at $8.0 million, and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustion valued at $2.0 million.

  This initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing $1.9 million during the last quarter of 1997, bringing the total investment in the joint venture to $13.8 million to date. CCSI began accounting for its share of the joint venture gain or loss upon the first cash infusion totaling $1.0 million which occurred on January 3, 1997 upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward Governor. For the year ended December 31, 1997, the Company has recorded losses of $4.4 million on the joint venture.

  Subsequent to the formation of the joint venture, the Company received reimbursements for cost incurred by the Company on behalf of GENXON totaling $1,996,000. Accordingly, these costs have not been included in the consolidated financial statements of Catalytica. Inc. As of December 31, 1997, accounts receivable of $967,000 were outstanding from GENXON.

  The following information summarizes GENXON's financial position for the year ended September 30, 1997 and the unaudited quarter ended December 31, 1997:

                                               YEAR ENDED       QUARTER ENDED
                                           SEPTEMBER 30, 1997 DECEMBER 31, 1997
                                           ------------------ -----------------
                                                                 (UNAUDITED)
   Total Revenues........................     $    268,000       $         0
                                              ============       ===========
   Net loss..............................      (10,486,000)       (1,959,000)
                                              ============       ===========
   Current assets........................     $    647,000       $ 1,046,000
   Long-term assets......................          557,000         1,224,000
                                              ------------       -----------
     Total assets........................     $  1,204,000       $ 2,270,000
                                              ============       ===========
   Current liabilities...................     $  2,690,000       $ 2,467,000
   Members' capital......................       (1,486,000)         (197,000)
                                              ------------       -----------
     Total liabilities and members' capi-
      tal................................     $  1,204,000       $ 2,270,000
                                              ============       ===========

                               CATALYTICA, INC.

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

NOTE 4. ENVIRONMENTAL REGULATIONS

  On November 30, 1993, the Company entered into a ground lease with Rhone Poulenc, Inc. to lease the surface of the pharmaceuticals manufacturing facility in East Palo Alto, California. Because there is significant soil and groundwater contamination caused by past activities on the Site, Rhone Poulenc Inc. is remediating the soil and groundwater of the Site pursuant to an order from the Bay Area Regional Water Quality Control Board ("RWQCB"). Pursuant to the ground lease with Rhone Poulenc Inc., the Company has received an indemnity for the contamination which is the subject of the RWQCB's order.

  A moderate amount of asbestos containing material ("ACM") is present at the Greenville facility. The Company believes that the ACM, in its present condition, does not require abatement. Abatement will only be required if and as renovations are performed in those areas containing ACM. The Company assumed the liability associated with the abatement of the ACM present at the Facility under the purchase agreement with Glaxo Wellcome. The Company has a reserve totaling $6.4 million at December 31, 1997, which it believes is adequate to cover the cost of remedial clean-up should renovations ever be performed in those areas containing ACM.

  In connection with the sale of the pharmaceutical manufacturing facility in Greenville, North Carolina to the Company (see Note 2), Glaxo Wellcome agreed to perform, at its own cost, remediation required by law associated with soil and groundwater contamination existing at the facility as of the date of the acquisition, July 31, 1997. Catalytica Pharmaceuticals is required to provide access to the facility and certain facility services required by the remediation efforts, subject to reimbursement by Glaxo Wellcome.

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

  Many of the pharmaceuticals products the Company manufactures, or will manufacture in the future, and the final drug products in which they are used, are subject to regulation for safety and efficacy by the FDA and foreign regulatory authorities before such products can be commercially marketed. The process of obtaining regulatory clearances for marketing is uncertain, costly, and time-consuming. The Company cannot predict how long the necessary regulatory approvals will take, or if its customers will ever obtain such approval for their products. To the extent the Company's customers do not obtain the necessary regulatory approvals for marketing new products, the Company's pharmaceuticals product sales will be adversely affected.

                               CATALYTICA, INC.

NOTE 5. PENSION AND PROFIT SHARING PLANS

  The Company has a defined contribution pension plan and a nonqualified pension plan for employees meeting certain requirements, based on a defined percentage of the employees' compensation and an employer match for the defined contribution plan. Pension expense amounted to approximately $1,315,000, $324,000, and $297,000, for each of the three years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 6. DEBT

  In conjunction with the acquisition of the Greenville Facility and the related equity investment by Morgan Stanley Capital Partners III, L.P. ("MSCP"), the Company, and The Chase Manhattan Bank ("Chase") entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility will be available for the issuance of letters of credit. The Term Debt Facility will mature four and one-half years after consummation of the Acquisition and will amortize in quarterly installments commencing on the last day of the third fiscal quarter of 1998. The Credit Agreement, which is guaranteed by Catalytica, Inc., requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity as well as restrictions on the Company's ability to declare and pay dividends. The senior secured facility interest rate is a variable interest rate tied to LIBOR. This interest rate was 7.25% as of December 31, 1997. As of December 31, 1997, nothing was outstanding under the revolving debt facility and $125,000,000 was outstanding under the senior secured term facility.

  The Chase Credit Agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, capital expenditures. In addition, compliance with leverage ratios and interest expense coverage ratios are required. At December 31, 1997, the Company was in compliance with the covenants, and believes that it will remain in compliance.

  As of December 31, 1997, Catalytica owed $207,500 to a previous research and development collaborative partner. This note, originating in fiscal 1991, will be fully repaid in fiscal 1998.

  As of December 31, 1996, Catalytica Pharmaceuticals had a working capital line of credit ($2,300,000 outstanding at December 31, 1996) and two equipment based term loans ($930,000 and $500,000 outstanding at December 31, 1996). On July 31, 1997, upon the acquisition of the Greenville manufacturing facility (See Note 2), the working capital line of credit and the term loans were repaid at the amounts outstanding on that date ($3,497,000, $799,000, and $500,000).

  Fair value of debt is based on pricing models or securities with similar terms, and approximates carrying value.

  At December 31, 1997, future minimum principal payments on debt were as follows:

             1998........................ $ 50,332,000
             1999........................   37,569,000
             2000........................   20,000,000
             2001........................   17,500,000
                                          ------------
                                          $125,401,000
                                          ============

                               CATALYTICA, INC.

NOTE 7. INCOME TAXES

  The provision for income taxes in 1997 consists of the following (in thousands):

                                                1997
                                                ----
            Current:
              Federal.......................... $ 41
              State............................  484
                                                ----
                                                 525
            Deferred:
              Federal..........................  (19)
              State............................ (147)
                                                ----
                                                (166)
                                                ----
                Total Provision................ $359

  The provision for income taxes reconciles to the amount computed by applying the Federal statutory rate to income before provision for income taxes as follows (in thousands):

                                                      1997    1996     1995
                                                      -----  -------  -------
   Income (loss) before provision for income taxes... $ 669  $(5,192) $(8,687)
                                                      =====  =======  =======
   Federal statutory rate............................ $ 227  $(1,765) $(2,954)
   State taxes, net of federal benefit...............   330      --       --
   Benefit of prior year losses not currently bene-
    fited............................................  (198)   1,765    2,954
                                                      -----  -------  -------
   Provision for income taxes........................ $ 359  $   --   $   --
                                                      =====  =======  =======

  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax liability are as follows (in thousands):

                                                               1997      1996
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 14,100  $ 14,561
     Capitalized R&D costs..................................    2,000     1,022
     Net operating loss carryforwards.......................   14,100    14,561
     Credit carryforwards...................................      200       184
     Nondeductible reserves.................................    1,300       --
     Other, net.............................................      500     1,384
                                                             --------  --------
   Total deferred tax assets................................ $ 18,100  $ 17,151
   Valuation allowance......................................  (17,934)  (17,151)
                                                             --------  --------
   Net deferred tax assets.................................. $    166  $    --
                                                             ========  ========

  The net deferred tax assets of $166,000 consists primarily of temporary differences for North Carolina state taxes.

  The realization and amount of any tax benefit from the deferred tax asset of $18.1 million is dependent upon the generation of future taxable income and the tax rate in effect in such years. Accordingly, due to the uncertainty of realizing future taxable earnings, a valuation allowance has been established for the deferred tax asset. The valuation allowance increased by $783,000 and $340,000 during 1997 and 1996 respectively.

                               CATALYTICA, INC.

  At December 31, 1997, for federal income tax purposes, the Company has net operating loss carryforwards of approximately $41,300,000 which expire in the years 1998 through 2011. The net operating loss carryforwards differ from the accumulated deficit as a result of temporary differences in the recognition of certain revenue and expense items for financial and federal tax reporting purposes, primarily consisting of expenses not currently deductible for tax reporting purposes.

  The Company also has approximately $200,000 of investment and research and development credit carryforwards that will expire in years 1998 through 2000. Investment tax credits will be accounted for under the flow-through method when utilized.

  The Company also has net operating loss carryforwards for California income tax purposes of approximately $1,300,000 that will expire in years 1998 through 2001. The net operating loss carryforwards differ from the accumulated deficit as a result of the 50% limitation for net operating loss carryforwards, the expiration of previous years' state net operating losses, capitalized research and development costs, and as a result of temporary differences in the recognition of certain revenue and expense items for financial and state tax reporting purposes.

  As a result of the stock offering completed by the Company during fiscal 1997, the utilization of federal net operating loss and the deduction equivalent of federal tax credit carryforwards incurred prior to July 1997 of approximately $42,700,000 will be subject to an annual limitation of approximately $16,000,000 per year. Future changes in ownership may result in additional limitations.

NOTE 8. LEASES, COMMITMENTS, AND CONTINGENCIES

LEASES

  Catalytica leases its research and office facilities in Mountain View under an operating lease agreement that expires on December 31, 2003, after which the Company has the option for a five-year extension. The pharmaceuticals manufacturing facility in East Palo Alto is owned by the Company; however, the land at the facility is leased under a ground lease agreement commencing November 30, 1993 for an initial term of 15 years. The lease expires on November 30, 2008, after which the Company has two five-year options to extend the lease term, and one four-year option to extend the lease term after expiration of the first two option periods. All land and buildings at the pharmaceuticals manufacturing facility in Greenville, North Carolina, are owned by the Company.

RENT

  The aggregate minimum annual commitments under all operating leases as of December 31, 1997, are as follows:

             FISCAL YEAR
             1998.........................   2,440,000
             1999.........................   2,060,000
             2000.........................   1,653,000
             2001.........................   1,662,000
             2002.........................   1,651,000
             and thereafter...............   4,242,000
                                           -----------
                                           $13,708,000
                                           ===========

  Rent expense was $1,425,000, $732,000, and $707,000 for each of the three years ended December 31, 1997, 1996, and 1995, respectively.

                               CATALYTICA, INC.

RESEARCH COLLABORATIONS

  During the past four years, Catalytica Pharmaceuticals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer's promising new pharmaceuticals. The Pfizer drugs are at varying stages of approval by the Food and Drug Administration, ranging from Phase II clinical trials through the New Drug Application stage. See Note 2 for a description of the collaborative research and license agreement. Catalytica Pharmaceuticals currently manufactures intermediates for certain Pfizer drugs and anticipates becoming a supplier of intermediates to Pfizer for other pharmaceutical products in the future.

  The Company has entered into research collaborations with companies whereby potential future payments may be due to selective collaborative partners if the partners achieve certain milestones as defined in the collaborative agreements.

  In 1991, the Company entered into an agreement with Conoco Inc. (Conoco) and Neste Oy (Neste) to jointly develop the Company's gasoline alkylation technology. Under the agreement, Conoco and Neste are entitled to reimbursement of approximately $5.8 million (at December 31, 1997) plus interest from the first 10% of the annual pre-tax income, if any, realized from commercializing the technology.

  In connection with certain agreements between the Company and Koch Industries (Koch) entered into in 1991 and 1992, the Company is required to reimburse Koch up to 15% of the future pre-tax income realized by Catalytica, if any, associated with commercialization or licensing of several technologies developed under research agreements with Koch. On December 22, 1995, rights to the Naphthalene Alkylation technology were sold to Koch in return for $50,000 and future royalty payments should Koch commercialize the technology. At December 31, 1997, 1996, and 1995 the amounts which could be required to be paid out of pretax profits realized from activities related to these technologies and which accrue interest from December 1991 total $16,545,000, $15,258,000, and $14,092,000, respectively. The Company is not currently developing or marketing any of these technologies.

  Subject to the terms of this agreement, as of December 31, 1997, the Company paid Koch in full for outstanding royalties payable for license fees realized on the gasoline alkylation project related to funding received from Conoco and Neste. This obligation, which originally totaled $640,000 at December 31, 1994, was converted to a promissory note payable in quarterly installments amortized over three years with interest accruing at the prime rate compounded annually (See Note 6).

SUPPLY AGREEMENT

  As mentioned in Note 2, in connection with the purchase of the Facility, Glaxo Wellcome entered into a Supply Agreement under which Catalytica Pharmaceuticals will manufacture products for Glaxo Wellcome over the next year, in the case of PPO products, and the next four and one-half years in the case of CMO and SPO products.

NOTE 9. RELATED PARTY TRANSACTIONS

  GLAXO WELLCOME As discussed in Note 2, Glaxo Wellcome holds 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals (1.5% of Catalytica Pharmaceuticals) and warrants to purchase 2,000,000 shares of Common Stock of Catalytica. Under a Supply Agreement, Catalytica Pharmaceuticals currently manufactures products for Glaxo.

  MORGAN STANLEY CAPITAL PARTNERS ("MSCP") In conjunction with the purchase of the North Carolina Facility, the Company issued 30,000,000 shares of Class A and Class B Common Stock to MSCP for an

                               CATALYTICA, INC.

aggregate purchase price of $120,000,000. The Company subsequently repurchased 5,000,000 shares of Class B Common Stock from MSCP at a price of $4.75 per share. At December 31, 1997, MSCP owned approximately 32% of the Company's outstanding voting securities and approximately 47% of the Company's outstanding securities (See Note 10). Pursuant to this Investment Agreement, MSCP has certain rights to cause the Company to include as nominees for the Company's Board of Directors, up to three directors for so long as MSCP owns not less than 30% of the outstanding common stock of the Company. MSCP has designated two MSCP nominees as directors and the Company has increased the number of its directors from seven to nine. In the event MSCP's beneficial ownership of outstanding common stock is less than 30% but equal to or greater than 10%, MSCP shall be entitled to elect up to two directors. In the event MSCP's beneficial ownership is less than 10% but equal to or greater than 6%, MSCP shall be entitled to elect one director. The Company has also agreed that MSCP will be represented on each committee of the Board of Directors.

  PFIZER INC. As discussed in Note 2, Pfizer holds 150,000 shares of Catalytica Pharmaceuticals Series B Preferred Stock (4.4% of Catalytica Pharmaceuticals). Catalytica Pharmaceuticals currently manufactures intermediates for Pfizer and performs research for Pfizer under a collaborative research and license agreement.

  GENXON(TM) POWER SYSTEMS, LLC As discussed in Note 3, Catalytica Combustion Systems Inc. (CCSI) and Woodward Governor Company ("Woodward") have established GENXON, a joint venture, to serve the gas turbine retrofit market. GENXON reimburses Catalytica and Woodward for work performed on its behalf.

NOTE 10. CAPITAL STOCK

 Common Stock

  On July 29, 1997, the shareholders of the Company approved an increase in the authorized number of shares of the Company's Common Stock from 40,000,000 to 120,000,000 shares. 30,000,000 of those shares were approved as a new class of Common Stock of the Company, to be designated Class A Common Stock at a par value $0.001 per share. 17,000,000 of the shares were approved as a new class of nonvoting Common Stock of the Company, to be designated Class B Common Stock, par value $0.001 per share.

  With the closing of the acquisition of the Glaxo Wellcome facility as described in Note 2, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000. As a result of the Stock Sale and subsequent stock repurchase, as of December 31, 1997, MSCP owned approximately 32% of the Company's outstanding voting securities and approximately 47% of the Company's outstanding securities.

  Per the terms of the Acquisition, the Company had the option to redeem up to 5,000,000 shares of the Class B Common Stock at a price equal to $4.75 per share during the period from closing through November 30, 1997, and $5.00 per share during the period from December 1, 1997 through May 31, 1998, upon which the redemption right expires. The optional redemption right provided the Company with the flexibility to reduce the amount of equity issued to complete the Acquisition if during the period between the closing of the Acquisition and May 31, 1998, the Company's financial performance during such period enabled the Company to obtain capital on terms that reduce the equity dilution from the Stock Sale. As further described in "Warrant Dividend" below, on November 30, 1997, the Company exercised its right of redemption for 5,000,000 shares of the Class B Common Stock at $4.75 per share reflecting a call premium of $0.75 per share. As such, 11,730,000 shares of Class B Common Stock remained outstanding as of December 31, 1997.

  At any time after July 1, 1998, MSCP has the right to request the Company to effect a registration of shares of Common Stock issuable upon conversion of the Class A Common Stock and Class B Common Stock held by

                               CATALYTICA, INC.

it with an aggregate offering price of at least $15 million. In addition, in the event the Company proposes to register any of its securities for its own account or the account of any of its stockholders (other than certain registrations relating solely to a stock option or other similar employee benefit plan), MSCP will have the right to have the Common Stock issuable upon conversion of the Class A and B Common Stock included in such registration.

  At any time after July 1, 2005, the holders of the Class A Common Stock will have the right to require the Company, upon six months written notice, to repurchase during any annual period commencing July 1 and ending June 30 up to one-third of the initial outstanding shares of Class A Common Stock and Class B Common Stock for an amount in cash equal to the Liquidation Preference, initially established at $4.00 per share subject to certain adjustments. In addition, upon a change of control, MSCP shall have the right to cause the Company to purchase all of the shares of Class A Common Stock and Class B Common Stock initially acquired by MSCP at the Liquidation Preference.

  Each share of Class A Common Stock may be converted at the option of the holder into shares of Common Stock at the effective conversion price. Each share of Class A Common Stock shall automatically convert into Common Stock
(i) upon any transfer by MSCP, including any distribution to its partners or affiliated entities, or (ii) if less than 10% of the shares of Class A Common Stock initially issued are outstanding. The conversion price initially shall be $4.00 per share and shall be subject to adjustment in certain cases as described below. The Company may issue up to $25,000,000 of aggregate amount of capital stock or warrants to stockholders of the Company prior to May 31, 1998 without triggering an adjustment to the additional $2,500,000 of capital stock or warrants to stockholders of the Company without triggering an adjustment to the conversion price of the Class A Common Stock provided that such additional capital stock is issued in connection with the exercise of the warrants from the Warrant Issuance.

  The liquidation preference of the Class A Common Stock ranks senior to all other common stock and preferred stock at any time outstanding of the Company unless agreed to by MSCP. The liquidation preference of the Class A Common Stock will be equal to the greater of (i) $4.00 per share plus any accrued and unpaid dividends, (the "Liquidation Preference") and (ii) the amount that holders thereof would have received in such liquidation had the Class A Common Stock been converted to Common Stock in accordance with its terms.

  The Class B Common Stock has the same powers, preferences and rights described above as the Class A Common Stock, except that the Class B Common Stock is convertible into Class A Common Stock, has no voting rights (except as required by Delaware law) and has no right to vote for the election of directors.

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

                               CATALYTICA, INC.

 Common Stock Reserved for Future Issuance

  Shares of Common Stock of the Company reserved for future issuance at December 31, 1997 are as follow:

                                                                       1997
                                                                  --------------
                                                                  (IN THOUSANDS)
   Employee Stock Purchase Plan..................................   1,582,127
   Stock Options.................................................   2,886,934
   Series B Preferred Stock (*)..................................   1,500,000
   Junior Preferred Stock (*)....................................     250,000
   Warrants......................................................   2,000,000
                                                                    ---------
                                                                    8,219,061
                                                                    =========

--------
(*) Under terms of Shareholder Agreements with Pfizer and Glaxo Wellcome, stock held by these companies in Catalytica Pharmaceuticals is convertible into Catalytica common stock if certain terms and conditions are met.

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

 Warrant Dividend

  The Company distributed, at no cost, to each holder of Common Stock of record as of August 22, 1997, one Warrant for each three shares of Common Stock held by the shareholder. The warrants entitled each holder to purchase Common Stock at $4.00 per share. The total number of warrants issued was 6,947,275. Of the warrants issued to shareholders, 6,922,996 shares were exercised, and warrants for 24,279 shares expired on October 31, 1997.

  The exercise of 6,922,996 warrants generated gross proceeds of $27,691,984. The Company used $23,750,000 of the proceeds to repurchase an aggregate of 5,000,000 shares of its Class B Common Stock issued to MSCP on July 31, 1997. The repurchase price was $4.75 per share, as such repurchase was consummated prior to November 30, 1997. The premium paid in connection with the repurchase is reflected in the Company's earnings per share calculation for the period ended December 31, 1997 as a reduction of earnings available to common shareholders. Accordingly, the Company's earnings per share for the year ending December 31, 1997 were reduced by $.10 due to this repurchase.

 Warrants

  In connection with the Acquisition of the Glaxo Wellcome facility, the Company issued warrants to Glaxo Wellcome to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $12.00 per share. This warrant expires on July 31, 2003. The value of the warrants has been recorded in additional paid-in capital as of December 31, 1997.

  The Company issued a warrant to purchase 320,000 shares of Common Stock at a price per share equal to $4.80 per share in connection with its financing in November, 1995. During the year ended December 31, 1997, a total of 319,822 warrants were exercised for 208,153 shares of common stock.

                               CATALYTICA, INC.

 Catalytica Deferred Compensation

  The Company granted to an officer options to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share in 1997, for which the Company recorded deferred compensation amounting to $500,000. The deferred compensation is being amortized to expense ratably over the vesting period of the option, four years.

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

                                                                     WEIGHTED
                              RISK FREE    DIVIDEND  VOLATILITY      AVERAGE
                            INTEREST RATE   YIELD      FACTOR     EXPECTED LIFE
                            -------------- -------- ------------- --------------
                            1997 1996 1995 1995-97  1997  1995-96 1997 1996 1995
                            ---- ---- ---- -------- ----- ------- ---- ---- ----
   Catalytica, Inc. Stock
    Option Plans........... 6.15 6.42 6.03   0.0    .9089  .8852  3.6  3.5  3.0
   Catalytica Stock Pur-
    chase Plan............. 6.15 6.42 6.03   0.0    .9089  .8852  1.2  1.7  1.4
   Catalytica Advanced
    Technologies........... 5.95 6.67 6.47   0.0    .9089  .8852  7.0  7.0  8.0
   Catalytica Combustion
    Systems................ 6.01 6.57 6.26   0.0    .9089  .8852  5.0  5.0  6.0
   Catalytica Pharmaceuti-
    cals................... 6.05 6.39 6.11   0.0    .9089  .8852  3.5  3.5  4.1

                                                                 COMPENSATION
                                                                   EXPENSE
                                                               ----------------
                                                                1997  1996 1995
                                                               ------ ---- ----
   Catalytica, Inc. Stock Option Plans........................ $1,990 $470 $295
   Catalytica Stock Purchase Plan.............................  1,439   74  180
   Catalytica Advanced Technologies...........................     12   25   22
   Catalytica Combustion Systems..............................     85   66   49
   Catalytica Pharmaceuticals.................................  1,000   44   36
                                                               ------ ---- ----
                                                               $4,526 $679 $582
                                                               ====== ==== ====

                               CATALYTICA, INC.

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

  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                         (IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
   Loss attributable to common shareholders......... $(3,440) $(5,192) $(8,687)
   Compensation expense............................. $(4,526) $  (679) $  (582)
   Pro forma net loss............................... $(7,966) $(5,871) $(9,269)
   Pro forma loss per share......................... $ (0.24) $ (0.30) $ (0.59)

  Compensation expense resulting from the stock option and purchase plans increased in fiscal 1997 significantly over prior years due to the impact of initial option grants for the new Greenville employees and their participation in the employee stock purchase plan.

  Since compensation expense is recognized over the vesting period of the related options, which are generally five years for Catalytica options and four years for subsidiary options, and because pro forma disclosure is only required commencing with 1995, the initial impact on pro forma income may not be representative of compensation expense in future years.

CATALYTICA INC.

  1995 CATALYTICA DIRECTOR STOCK OPTION PLAN In 1995, the Company adopted the 1995 Director Option Plan under which 200,000 shares have been reserved for future issuance. Under the 1995 Director Option Plan, the Board of Directors is authorized to grant nonqualified stock options to Outside Directors to provide incentive to continue service on the Board. The nonqualified stock options may be granted at a price of not less than 100% of the fair market value of Common Stock on the date of grant. Options generally become exercisable ratably over three years from the date of grant and expire no later than ten years from the date of grant.

  1992 CATALYTICA STOCK OPTION PLAN In 1992, the Company adopted the 1992 Stock Option Plan under which 3,050,000 shares have been reserved for future issuance. Under the 1992 Stock Option Plan, the Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. Incentive stock options may be granted at an exercise price of not less than 100% of the fair market value of Common Stock on the date of grant while nonqualified stock options may be granted at a price not less than 50% of the value of the Common Stock. Options generally become exercisable ratably over five years from the date of grant and expire no later than ten years from the date of grant.

  1985 CATALYTICA NON-QUALIFIED STOCK OPTION PLAN Since 1985, the Company has granted to certain directors, officers, and consultants 438,800 nonqualified stock options at an average price of $0.54 per share. As of December 31, 1997, 427,600 shares had been exercised, and 9,200 were exercisable. Of the amounts disclosed, 400,000 options were granted in 1985 to an officer of the Company who is now a director. All options were granted at the fair market value at the date of grant.

                               CATALYTICA, INC.

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

  The following table summarizes stock option plan activity for the 1995 Director Stock Option Plan, the 1992 Stock Option Plan, the 1985 Catalytica Non-Qualified Plan, the 1983 Incentive Stock Option Plan, and the 1983 Restricted Stock Purchase Plan:

                                                 OUTSTANDING OPTIONS
                              SHARES    ---------------------------------------
                            AVAILABLE     NUMBER       WEIGHTED     AGGREGATE
                               FOR          OF         AVERAGE       EXERCISE
                              GRANT       SHARES    EXERCISE PRICE    PRICE
                            ----------  ----------  -------------- ------------
   Balance at December 31,
    1994...................    349,975   1,282,454      $ 2.43     $  3,121,841
     Authorized............    100,000         --          --               --
     Granted...............   (534,659)    534,659      $ 3.38        1,807,002
     Exercised.............        --      (49,575)     $ 0.76          (37,866)
     Canceled..............    265,473    (265,473)     $ 5.97       (1,585,034)
     Expired...............     (3,765)        --          --               --
                            ----------  ----------      ------     ------------
   Balance at December 31,
    1995...................    177,024   1,502,065      $ 2.20     $  3,305,943
     Authorized............  1,200,000         --          --               --
     Granted...............   (308,700)    308,700      $ 3.89        1,201,756
     Exercised.............        --     (124,095)     $ 1.56         (194,102)
     Canceled..............     37,017     (37,017)     $ 3.63         (134,310)
     Expired...............     (4,200)        --          --               --
                            ----------  ----------      ------     ------------
   Balance at December 31,
    1996...................  1,101,141   1,649,653      $ 2.53     $  4,179,287
     Authorized............  1,200,000         --          --               --
     Granted at Fair
      Value................ (1,218,420)  1,218,420      $10.48       12,764,792
     Granted Below Fair
      Value................   (100,000)    100,000      $ 5.00          500,000
     Exercised.............        --   (1,060,660)     $ 1.87       (1,979,072)
     Canceled..............     29,044     (29,044)     $ 7.40         (214,797)
     Expired...............     (3,200)        --          --               --
                            ----------  ----------      ------     ------------
   Balance at December 31,
    1997...................  1,008,565   1,878,369      $ 8.12     $ 15,250,210

  The weighted average fair value of options granted at fair value during 1997 is $6.68 as calculated in accordance with FASB 123. The weighted average fair value of options granted below fair value during 1997 is $7.19.

                               CATALYTICA, INC.

  A summary of the Company's stock option activity and related information for the year ended December 31, 1997 is as follows:

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            -------------------------------------------- ------------------------
                               NUMBER        WEIGHTED                        NUMBER      WEIGHTED
                            OUTSTANDING      AVERAGE         WEIGHTED    EXERCISABLE AS  AVERAGE
    RANGE OF                DECEMBER 31,    REMAINING        AVERAGE     OF DECEMBER 31, EXERCISE
 EXRCISE PRICESE                1997     CONTRACTUAL LIFE EXERCISE PRICE      1997        PRICE
---------------             ------------ ---------------- -------------- --------------- --------
   $ 0.60-$ 0.90...........     19,000         2.32           $ 0.79          19,000      $0.79
   $ 1.80-$ 1.80...........     14,310         4.28           $ 1.80          14,310      $1.80
   $ 3.25-$ 3.88...........    473,952         8.03           $ 3.58          56,422      $3.67
   $ 3.94-$ 5.38...........    126,823         9.28           $ 4.93          25,391      $4.84
   $ 5.75-$ 6.50...........     56,164         5.92           $ 6.19          19,306      $6.11
   $ 7.63-$ 9.25...........     55,000         9.29           $ 8.19           9,111      $8.18
   $10.50-$13.88...........  1,133,120         9.66           $10.67               0      $0.00
                             ---------         ----           ------         -------      -----
   $ 0.60-$13.88...........  1,878,369         8.99           $ 8.12         143,540      $3.92

 1992 Catalytica Employee Stock Purchase Plan

  In 1992, the Company adopted the 1992 Employee Stock Purchase Plan ("ESPP") under which 2,000,000 shares have been reserved for future issuance. Under the 1992 Employee Stock Purchase Plan, employees of the Company are given an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. Shares are purchased under the ESPP at 85% of the fair market value at certain specified dates. Of the 2,000,000 shares authorized to be issued under this plan, 1,582,127 are available for issuance at December 31, 1997. For the year ended December 31, 1997, employees purchased 201,390 shares for $1,365,200. For the year ended December 31, 1996, employees purchased 82,757 shares for $214,600. For the year ended December 31, 1995, employees purchased 70,370 shares for $181,000. The weighted average fair value of those purchase rights granted in 1997 was $5.75.

ADVANCED SENSOR DEVICES INC.

  1995 ADVANCED SENSOR DEVICES STOCK OPTION PLAN. In 1995, the Company adopted the 1995 Advanced Sensor Devices Stock Option Plan under which 400,000 shares were reserved for future issuance and 312,600 shares were granted in 1995. The Company believes the stock underlying these options has no value as a result of the sale of Advanced Sensor Devices' assets. Therefore, these options have not been valued in accordance with the provisions of FASB 123.

CATALYTICA ADVANCED TECHNOLOGIES, INC.

  1995 CATALYTICA ADVANCED TECHNOLOGIES STOCK OPTION PLAN. In 1995, The Company adopted the 1995 Catalytica Advanced Technologies Stock Option Plan under which 919,624 shares have been reserved for future issuance. Under the 1995 Catalytica Advanced Technologies Stock Option Plan, the Catalytica Advanced Technologies Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary's stock, acquisition of more than 50% of the subsidiary's outstanding securities by a third party, or upon reaching the date January 1, 2004.

                               CATALYTICA, INC.

  The following table summarizes stock option plan activity for the 1995 Catalytica Advanced Technologies Stock Option Plan:

                                               OUTSTANDING OPTIONS
                               SHARES    ---------------------------------
                              AVAILABLE  NUMBER      WEIGHTED    AGGREGATE
                                 FOR       OF        AVERAGE     EXERCISE
                                GRANT    SHARES   EXERCISE PRICE   PRICE
                              ---------  -------  -------------- ---------
   Balance at December 31,
    1994.....................      --        --         --            --
     Authorized..............  800,000       --         --            --
     Granted................. (756,500)  756,500      $0.10       $75,650
     Exercised...............      --        --         --            --
     Canceled................      --        --         --            --
     Expired.................      --        --         --            --
                              --------   -------      -----       -------
   Balance at December 31,
    1995.....................   43,500   756,500      $0.10       $75,650
     Authorized..............  100,000       --         --            --
     Granted.................  (80,000)   80,000      $0.10         8,000
     Exercised...............      --        --         --            --
     Canceled................    8,000    (8,000)     $0.10          (800)
     Expired.................      --        --         --            --
                              --------   -------      -----       -------
   Balance at December 31,
    1996.....................   71,500   828,500      $0.10       $82,850
     Authorized..............   19,624       --         --            --
     Granted................. (172,000)  172,000      $0.10        17,200
     Exercised...............      --        --         --            --
     Canceled................   80,876   (80,876)     $0.10        (8,088)
     Expired.................      --        --         --            --
                              --------   -------      -----       -------
   Balance at December 31,
    1997.....................      --    919,624      $0.10       $91,962
                              ========   =======      =====       =======

  At December 31, 1997, options outstanding had a weighted average remaining contractual life of 8.08 years and options to purchase approximately 541,757 shares of Catalytica Advanced Technologies common stock were vested with a weighted average exercise price of $.10/share.

CATALYTICA COMBUSTION SYSTEMS, INC.

  1995 CATALYTICA COMBUSTION SYSTEMS STOCK OPTION PLAN In 1995, The Company adopted the 1995 Catalytica Combustion Systems Stock Option Plan under which 862,125 shares were reserved for future issuance. Under the 1995 Catalytica Combustion Systems Stock Option Plan, the Catalytica Combustion Systems Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary's stock, acquisition of more than 50% of the subsidiary's outstanding securities by a third party, or upon reaching the date January 1, 2004.

                               CATALYTICA, INC.

  The following table summarizes stock option plan activity for the 1995 Catalytica Combustion Systems Stock Option Plan:

                                                  OUTSTANDING OPTIONS
                                  SHARES    ---------------------------------
                                 AVAILABLE  NUMBER      WEIGHTED    AGGREGATE
                                    FOR       OF        AVERAGE     EXERCISE
                                   GRANT    SHARES   EXERCISE PRICE   PRICE
                                 ---------  -------  -------------- ---------
   Balance at December 31,
    1994........................      --        --         --            --
     Authorized.................  750,000       --         --            --
     Granted.................... (498,100)  498,100      $0.40      $199,240
     Exercised..................      --        --         --            --
     Canceled...................      --        --         --            --
     Expired....................      --        --         --            --
                                 --------   -------      -----      --------
   Balance at December 31,
    1995........................  251,900   498,100      $0.40      $199,240
     Granted.................... (242,900)  242,900      $0.40        97,160
     Exercised..................      --        --         --            --
     Canceled...................   72,292   (72,292)     $0.40       (28,917)
     Expired....................      --        --         --            --
                                 --------   -------      -----      --------
   Balance at December 31,
    1996........................   81,292   668,708      $0.40      $267,483
     Authorized.................  112,125       --         --            --
     Granted.................... (170,500)  170,500      $2.04       348,550
     Exercised..................      --        --         --            --
     Canceled...................    4,750    (4,750)     $0.40        (1,900)
     Expired....................      --        --         --            --
                                 --------   -------      -----      --------
   Balance at December 31,
    1997........................   27,667   834,458      $0.74      $614,133
                                 --------   -------      -----      --------

  The weighted average fair value of options granted during 1997 was $0.08 as calculated in accordance with FASB 123.

  A summary of Catalytica Combustion Systems' stock option activity for the year ended December 31, 1997 is as follows:

                                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                             ------------------------------------------------- ------------------------
                                                   WEIGHTED                        NUMBER      WEIGHTED
                                  NUMBER           AVERAGE         WEIGHTED    EXERCISABLE AS  AVERAGE
     RANGE OF                   OUTSTANDING       REMAINING        AVERAGE     OF DECEMBER 31, EXERCISE
 EXERCISE PRICES             DECEMBER 31, 1997 CONTRACTUAL LIFE EXERCISE PRICE      1997        PRICE
 ---------------             ----------------- ---------------- -------------- --------------- --------
    $0.40-$0.40.............      700,958            8.03           $0.40          416,908      $0.40
    $2.50-$2.50.............      133,500            9.75           $2.50                0      $0.00
                                  -------            ----           -----          -------      -----
    $0.40-$2.50.............      834,458            8.30           $0.74          416,908      $0.40

CATALYTICA PHARMACEUTICALS, INC.

  1995 PHARMACEUTICALS STOCK OPTION PLAN In 1995, The Company adopted the 1995 Pharmaceuticals Stock Option Plan under which 1,947,025 shares have been reserved for future issuance. Under the 1995 Pharmaceuticals Stock Option Plan, the Catalytica Pharmaceuticals Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options

                                CATALYTICA, INC.

offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary's stock, acquisition of more than 50% of the subsidiary's outstanding securities by a third party, or upon reaching the date January 1, 2004.

  The following table summarizes stock option plan activity for the 1995 Catalytica Pharmaceuticals Stock Option Plan:

                            AVAILABLE    NUMBER       WEIGHTED    AGGREGATE
                               FOR         OF         AVERAGE      EXERCISE
                              GRANT      SHARES    EXERCISE PRICE   PRICE
                            ----------  ---------  -------------- ----------
   Balance at December 31,
    1994...................        --         --         --              --
     Authorized............    378,000        --         --              --
     Granted...............   (377,100)   377,100      $0.40      $  150,840
     Exercised.............        --         --         --              --
     Canceled..............        --         --         --              --
     Expired...............        --         --         --              --
                            ----------  ---------      -----      ----------
   Balance at December 31,
    1995...................        900    377,100      $0.40      $  150,840
     Authorized............    100,000        --         --              --
     Granted...............   (121,900)   121,900      $0.66          80,830
     Exercised.............        --         --         --              --
     Canceled..............     23,000    (23,000)     $0.40          (9,200)
     Expired...............        --         --         --              --
                            ----------  ---------      -----      ----------
   Balance at December 31,
    1996...................      2,000    476,000      $0.47      $  222,470
     Authorized............  1,469,025        --         --              --
     Granted............... (1,503,400) 1,503,400      $4.93       7,411,580
     Exercised.............        --         --         --              --
     Canceled..............     32,375    (32,375)     $5.13        (166,213)
     Expired...............        --         --         --              --
                            ----------  ---------      -----      ----------
   Balance at December 31,
    1997...................        --   1,947,025      $3.84       7,467,837
                            ==========  =========      =====      ==========

  The weighted average fair value of options granted during 1997 was $3.06 as calculated in accordance with FASB 123.

  A summary of Catalytica Pharmaceuticals' stock option activity and related information for the year ended December 31, 1997 is as follows:


                                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                             ------------------------------------------------- ------------------------
                                                   WEIGHTED                        NUMBER      WEIGHTED
                                  NUMBER           AVERAGE         WEIGHTED    EXERCISABLE AS  AVERAGE
     RANGE OF                   OUTSTANDING       REMAINING        AVERAGE     OF DECEMBER 31, EXERCISE
 EXERCISE PRICES             DECEMBER 31, 1997 CONTRACTUAL LIFE EXERCISE PRICE      1997        PRICE
 ---------------             ----------------- ---------------- -------------- --------------- --------
    $0.40-$0.40.............       367,600           7.48           $0.40          276,458      $0.40
    $0.70-$0.70.............       110,425           8.54           $0.70           42,822      $0.70
    $1.50-$1.50.............       209,000           9.34           $1.50           56,667      $1.50
    $5.50-$5.50.............     1,260,000           9.64           $5.50                0      $0.00
                                 ---------           ----           -----          -------      -----
    $0.40-$5.50.............     1,947,025           9.14           $3.84          375,947      $0.60

                               CATALYTICA, INC.

NOTE 11. SUBSEQUENT EVENTS

  On January 14, 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation (Enron), purchased a 15% minority interest in Combustion Systems for $30 million in cash. In addition, Enron also received a three-year option to purchase an additional 5% of Combustion Systems for $14.4 million in cash. In conjunction with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Enron the right to exchange the Series B preferred stock of Combustion Systems for Catalytica, Inc. common stock. After the five year anniversary of the agreement, if Combustion Systems has not undertaken a public offering, in which Combustion Systems receives at least $20 million, Enron shall have the right to require the Company to exchange all of the outstanding shares of Series B preferred stock for that number of shares of common stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the preferred stock and the market value of Catalytica's common stock at the time of conversion.

  On February 2, 1998, the Company made an early payment of $20 million on the Chase Term Debt Facility which left an outstanding balance of $105 million under this debt facility. This early payment reduces the remaining amount owed in 1998 to $30 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers and Members
GENXON Power Systems, L.L.C.:

  We have audited the accompanying balance sheet of GENXON Power Systems, L.L.C. ("the Company"), a Delaware limited liability company, as of September 30, 1997, and the related statements of operations, members' capital and cash flows for the period from October 21, 1996 (date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GENXON Power Systems, L.L.C. as of September 30, 1997, and the results of its operations and its cash flows for the period from October 21, 1996 (date of inception) to September 30, 1997 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Jose, California
October 17, 1997

                          GENXON POWER SYSTEMS, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                       BALANCE SHEET, SEPTEMBER 30, 1997

                              ASSETS
Current assets:
  Cash and cash equivalents........................................ $    54,366
  Inventory........................................................     233,977
  Prepaid expenses.................................................     358,482
                                                                    -----------
    Total current assets...........................................     646,825
Property and equipment.............................................     557,362
                                                                    -----------
      Total assets................................................. $ 1,204,187
                                                                    ===========
                 LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Payable to Woodward Governor Company............................. $    89,483
  Payable to Catalytica Combustion Systems, Inc. ..................     315,580
  Accounts payable.................................................   1,852,014
  Accrued liabilities..............................................     433,261
                                                                    -----------
    Total current liabilities......................................   2,690,338
Commitments and contingencies (Note 3)
Members' capital...................................................  (1,486,151)
      Total liabilities and members' capital....................... $ 1,204,187
                                                                    ===========



        The accompanying notes are an integral part of these statements.

                          GENXON POWER SYSTEMS, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                            STATEMENT OF OPERATIONS
                      FOR THE PERIOD FROM OCTOBER 21, 1996
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 1997

Revenues:
  Research contract.............................................. $    268,000
                                                                  ------------
Operating expenses:
  Research and development.......................................    8,656,442
  Selling, general and administrative expenses...................    2,147,797
                                                                  ------------
                                                                    10,804,239
                                                                  ------------
    Loss from operations.........................................  (10,536,239)
Other income (expense):
  Interest income, net...........................................       50,088
                                                                  ------------
    Net loss..................................................... $(10,486,151)
                                                                  ============



        The accompanying notes are an integral part of these statements.

                          GENXON POWER SYSTEMS, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                         STATEMENT OF MEMBERS' CAPITAL
                      FOR THE PERIOD FROM OCTOBER 21, 1996
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 1997

                                       WOODWARD     CATALYTICA
                                       GOVERNOR     COMBUSTION
                                        COMPANY    SYSTEMS, INC.    TOTAL
                                      -----------  ------------- ------------
Capital contributions................ $ 7,100,000   $ 1,900,000  $  9,000,000
Net loss.............................  (8,243,076)   (2,243,075)  (10,486,151)
Members' capital, September 30,
 1997................................ $(1,143,076)  $  (343,075) $ (1,486,151)
                                      ===========   ===========  ============




        The accompanying notes are an integral part of these statements.

                          GENXON POWER SYSTEMS, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                            STATEMENT OF CASH FLOWS
                      FOR THE PERIOD FROM OCTOBER 21, 1996
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 1997

Cash flows from operating activities:
 Net loss........................................................ $(10,486,151)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Changes in assets and liabilities:
   Inventory.....................................................     (233,977)
   Prepaid expenses..............................................     (358,482)
   Payable to members............................................      405,063
   Accounts payable..............................................    1,852,014
   Accrued liabilities...........................................      433,261
                                                                  ------------
    Net cash used in operating activities........................   (8,388,272)
                                                                  ------------
Cash flows from investing activities:
 Acquisition of property and equipment...........................     (557,362)
                                                                  ------------
Cash flows from financing activities:
 Members' capital contributions..................................    9,000,000
                                                                  ------------
Net increase in cash and cash equivalents........................       54,366
Cash and cash equivalents, beginning of period...................          --
                                                                  ------------
Cash and cash equivalents, end of period......................... $     54,366
                                                                  ============



        The accompanying notes are an integral part of these statements.

                         GENXON POWER SYSTEMS, L.L.C.
                    (A DELAWARE LIMITED LIABILITY COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

  GENXON Power Systems, L.L.C. (the Company), a Delaware limited liability company, was formed on October 21, 1996 to develop and sell products and services to a wide range of users of out-of-warranty gas turbines which require reductions in emissions, overhaul or upgrade. Except as provided for in the Limited Liability Operating Agreement, the existence of the Company will be perpetual.

  Investor members in GENXON Power Systems, L.L.C. received a percentage interest in the Company based on the amount of cash and the agreed-upon fair value of certain technology licenses contributed to the Company. There were two initial investor members, each receiving a 50 percent interest in the Company. Their initial capital commitments were as follows:

                                               CASH    TECHNOLOGY
                                            COMMITMENT  LICENSES     TOTAL
                                            ---------- ---------- -----------
   Catalytica Combustion Systems, Inc.
    (Catalytica)........................... $2,000,000 $8,000,000 $10,000,000
   Woodward Governor Company (Woodward).... $8,000,000 $2,000,000 $10,000,000

  At September 30, 1997, each member had contributed its agreed-upon technology licenses and cash in the total amount of $9 million. Subsequent to year-end, the members contributed the balance of their initial cash commitment and an additional $1,200,000 in cash. Additional future cash contributions will be at the discretion of each of the members, but will generally be in proportion to their respective percentage interests in the Company and will be governed by the terms of the Operating Agreement. For financial statement purposes only, the fair value of the technology licenses has not been recorded.

  The Operating Agreement generally provides that profits and losses in any fiscal year, or other applicable period, shall be allocated to each member in proportion to their respective percentage interest. In the event that a member's cumulative capital account, including the fair value of the technology licenses contributed, is reduced to zero, losses will be reallocated to members having positive capital account balances until all members' capital accounts have been reduced to zero. Thereafter, losses will again be allocated to the members based on their respective percentage interests. Such "reallocated" losses shall first be restored by an allocation of profits before any additional profits are allocated to the members. Under the terms of the Operating Agreement, the Company is required to make cash distributions to each member in the amount of the estimated tax liability for the net taxable income and gains allocated to such member during the fiscal year. Any additional distributions of cash or property will be at the discretion of the Board of Managers as provided for in the Operating Agreement. At September 30, 1997, cumulative capital account balances determined in accordance with the Operating Agreement are as follows:

                                         CATALYTICA    WOODWARD       TOTAL
                                         -----------  -----------  ------------
   Cash contributed..................... $ 1,900,000  $ 7,100,000  $  9,000,000
   Technology licenses contributed......   8,000,000    2,000,000    10,000,000
   Allocation of net loss...............  (5,243,075)  (5,243,076)  (10,486,151)
                                         -----------  -----------  ------------
   Capital account balances............. $ 4,656,925  $ 3,856,924  $  8,513,849
                                         ===========  ===========  ============

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Presentation:

  The Company's financial statements have been prepared on a basis of accounting assuming that it is a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

                         GENXON POWER SYSTEMS, L.L.C.

The Company has reported a net loss for the period from October 21, 1996 (date of inception) to September 30, 1997 in the amount of $10,486,151. Management plans to obtain additional capital contributions from its members or other additional investors to meet its current and ongoing obligations. Continued existence of the Company is dependent on the Company's ability to ensure the availability of adequate funding and the establishment of profitable operations. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

 Use of Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents:

  The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Substantially all of the Company's excess cash is invested in money market accounts with a major investment company.

 Fair Value of Financial Instruments:

  Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

 Inventory:

  Inventory, consisting of purchased and manufactured parts to be used in the overhaul and upgrade of gas turbine engines, is stated at the lower of cost or market.

 Property and Equipment:

  Property and equipment are stated at cost and will be depreciated using the straight-line method over their estimated useful lives, generally 3 to 10 years. Gains and losses from the disposal of property and equipment will be taken into income in the year of disposition. At September 30, 1997, property and equipment consists solely of tooling costs incurred in the construction of the Company's manufacturing equipment. As this equipment has not yet been completed or placed in service, no depreciation costs have been recorded.

 Income Taxes:

  The financial statements include no provision for income taxes since the Company's income and losses are reported in the members' separate tax returns.

 Recent Accounting Pronouncements:

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in members' capital except those resulting from investments or contributions by members. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

                         GENXON POWER SYSTEMS, L.L.C.

  In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

3. COMMITMENTS AND CONTINGENCIES

  The Company entered into an exclusive agreement with Agilis Group, Inc. (Agilis) to provide assistance and advice in the development and design of the combustor and combustor related hardware for the Company's proprietary catalytic combustion technology. Under the terms of the agreement, Agilis has responsibility as to the details, methods, and means of performing its services. Subject to the Company's approval and on its behalf, Agilis may enter into purchase commitments and contracts with outside vendors to provide materials and services to complete the projects. At September 30, 1997, the Company has approximately $2.3 million in open purchase commitments through Agilis. The agreement will expire on the later of the completion of all services described in the agreement or December 31, 1999, unless extended in writing and agreed to by both parties.

  The Company has entered into a technical services agreement with the City of Glendale, California to retrofit an FT4 gas turbine engine which was provided by the City. Under the terms of the agreement, the retrofit will include adding the Company's proprietary combustion system and a digital control system for a total turnkey price of $700,000, and must be completed by December 1998. In the event that the Company is unable to complete the agreed upon retrofit on time or damages the engine in the process, the agreement requires the Company to return the engine to its original state or replace it with a similar engine, for which the Company has recorded a reserve of $134,000.

4. RELATED PARTY TRANSACTIONS:

  The Company has entered into a services agreement with Catalytica and Woodward to provide the Company with management support, technical services support and administrative services. For the period from October 21, 1996 (date of inception) through September 30, 1997, the Company incurred general and administrative support costs from Catalytica in the amount of $1,355,308 and research and development costs totaling $3,450,077. For the same period, the Company incurred $65,192 of general and administrative support costs from Woodward and $513,487 for research and development services.

  The Company has also entered into supply agreements with both Catalytica and Woodward to supply combustion system products and control system products to be used by the Company in its business of retrofitting installed and operating gas turbine engines.

                               CATALYTICA, INC.

                       SELECTED QUARTERLY FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                           FIRST QUARTER    SECOND QUARTER     THIRD QUARTER   FOURTH QUARTER
                          ----------------  ----------------  ---------------  ----------------
                           1997     1996     1997     1996     1997    1996    1997(2)    1996
                          -------  -------  -------  -------  ------- -------  --------  ------
Product Sales...........  $ 3,059  $ 2,017  $ 6,262  $ 2,685  $66,699 $ 1,922  $ 98,327  $3,189
Research and Development
 Revenues...............    1,726    1,323    1,500    1,424    1,606   1,693     1,767   2,061
  Total Revenues........    4,785    3,340    7,762    4,109   68,305   3,615   100,094   5,250
  Total Expenses........    6,263    5,827    9,254    6,619   64,832   4,870    91,601   5,916
  Gross Profit..........   (1,478)  (2,487)  (1,492)  (2,510)   3,473  (1,255)    8,493    (666)
  Income (loss) before
   common stock
   redemption...........   (2,325)  (2,370)  (1,828)  (1,810)     743    (972)    3,720     (40)
  Net income (loss)
   attributable to
   common shareholders..  $(2,325) $(2,370) $(1,828) $(1,810) $   743 $  (972) $    (30) $  (40)
  Basic and diluted
   earnings (loss) per
   share(1)(2)..........  $  (.12) $  (.12) $  (.09) $  (.09) $   .02 $  (.05) $    .00  $  .00

--------
(1) Earnings per share ("EPS") amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively.
(2) Net income (loss) per share reflects a reduction in net income of $3,750,000 relating to the premium paid for the repurchase of five million shares of Series B common stock with proceeds received from the exercise of warrants issued to shareholders as a dividend.

                                CATALYTICA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                ADDITIONS  DEDUCTIONS
                                     BALANCE AT CHARGED TO  FROM BAD   BALANCE
                                     BEGINNING   BAD DEBT     DEBT     AT END
                                     OF PERIOD   RESERVES   RESERVES  OF PERIOD
                                     ---------- ---------- ---------- ---------
   ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Fiscal year ended December 31,
    1995...........................   $100,000        --      --      $100,000
   Fiscal year ended December 31,
    1996...........................   $100,000        --      --      $100,000
   Fiscal year ended December 31,
    1997...........................   $100,000   $500,000     --      $600,000

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

  CATALYTICA, INC.
  (Registrant)

Dated: March 30, 1998

                                                   /s/ Ricardo B. Levy
                                          By: _________________________________
                                             Ricardo B. Levy
                                             President and Chief Executive
                                              Officer

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

             SIGNATURE                       TITLE                 DATE

        /s/ Ricardo B. Levy           President, Chief        March 30, 1998
------------------------------------   Executive Officer
          RICARDO B. LEVY              (Principal
                                       Executive
                                       Officer), and
                                       Director

       /s/ James A. Cusumano          Chairman of the         March 30, 1998
------------------------------------   Board and Chief
         JAMES A. CUSUMANO             Technical Officer

      /s/ Lawrence W. Briscoe         Vice President,         March 30, 1998
------------------------------------   Finance and
        LAWRENCE W. BRISCOE            Administration,
                                       and Chief
                                       Financial Officer
                                       (Principal
                                       Accounting and
                                       Financial Officer)

           /s/ Utz Felcht             Director                March 30, 1998
------------------------------------
             UTZ FELCHT

        /s/ Richard Fleming           Director                March 30, 1998
------------------------------------
          RICHARD FLEMING

         /s/ Alan Goldberg            Director                March 30, 1998
------------------------------------
           ALAN GOLDBERG

         /s/ Howard Hoffen            Director                March 30, 1998
------------------------------------
           HOWARD HOFFEN

          /s/ Ernest Mario            Director                March 30, 1998
------------------------------------
            ERNEST MARIO

         /s/ Yoshindo Tomoi           Director                March 30, 1998
------------------------------------
           YOSHINDO TOMOI

        /s/ John A. Urquhart          Director                March 30, 1998
------------------------------------
          JOHN A. URQUHART