Form 10-Q
period 1998-03-31
CATALYTICA INC
filed 1998-05-14
CIK 841466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to ______________.

                          Commission File No. 0-20966


                                ---------------

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 7, 1998, there were outstanding 27,972,391 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 March 31, 1998

                                                                                                           PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997                                 3

  Condensed Consolidated Statements of Operations for the three months ended March 31,
  1998 and March 31, 1997                                                                                          5


  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998
  and March 31, 1997                                                                                               6

  Notes to Condensed Consolidated Financial Statements                                                             7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                                                                                11

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                          23

SIGNATURES                                                                                                        24



PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              MARCH 31,           DECEMBER 31,
                                                                 1998                 1997
                                                          ------------------   ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 34,160             $ 35,149
  Short-term investments                                         16,863               11,918
  Accounts receivable, net                                       21,328               12,640
  Accounts receivable from joint venture                            699                  967
  Notes receivable from employees                                 1,451                  405
  Inventory:
     Raw materials                                               49,333               52,648
     Work in process                                             57,255               54,883
     Finished goods                                               7,851                6,714
                                                               --------             --------
                                                                114,439              114,245
  Deferred tax asset                                                386                  166
   Prepaid expenses and other assets                              2,536                1,939
                                                               --------             --------
     Total current assets                                       191,862              177,429
Property, plant and equipment:
  Land                                                            5,391                5,391
  Equipment                                                     101,433               99,744
  Buildings and leasehold improvements                           66,210               65,744
                                                               --------             --------
                                                                173,034              170,879
  Less accumulated depreciation and amortization                (18,238)             (15,075)
                                                               --------             --------
                                                                154,796              155,804
Other assets                                                      1,778                2,040
                                                               --------             --------
                                                               $348,436             $335,273
                                                               ========             ========


                            See accompanying notes.

                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 MARCH 31,           DECEMBER 31,
                                                                    1998                 1997
                                                             ------------------   ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 18,547             $ 23,281
  Accrued payroll and related expenses                                5,778                5,768
  Deferred revenue                                                    2,018                1,848
  Other accrued liabilities                                          11,400                8,250
  Current portion of long-term debt                                  39,707               50,332
  Income taxes payable                                                  669                  525
  Interest Payable                                                      617                   --
                                                                   --------             --------
     Total current liabilities                                       78,736               90,004

Long-term debt                                                       65,666               75,069
Non-current deferred revenue                                          3,194                3,611
Other accrued liabilities                                             6,400                6,400
Minority interest                                                    41,000               11,000
Class A and B common stock                                           97,079               97,079

Stockholders' equity:
  Common Stock                                                           30                   28
  Additional paid-in capital                                        100,352              100,375
  Deferred compensation                                                (385)                (406)
  Accumulated deficit                                               (43,636)             (47,887)
                                                                   --------             --------
     Total stockholders' equity                                      56,361               52,110
                                                                   --------             --------
                                                                   $348,436             $335,273
                                                                   ========             ========




                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Three MONTHS ENDED MARCH 31,
                                                            1998                 1997
                                                     ------------------   -------------------
Revenues:
  Product sales                                                $90,280               $ 3,059
  Research revenues                                              1,854                 1,726
                                                               -------               -------
                                                                92,134                 4,785
Costs and expenses:
  Cost of sales                                                 77,112                 3,074
  Research and development                                       3,836                 2,199
  Selling, general and administrative                            3,427                   990
                                                               -------               -------

Total costs and expenses                                        84,375                 6,263

Operating income (loss)                                          7,759                (1,478)

Interest income                                                    909                   266
Interest expense                                                (2,625)                 (113)
Loss on joint venture                                           (1,155)               (1,000)
                                                               -------               -------

Income (loss) before income taxes                                4,888                (2,325)

Provision for income taxes                                        (637)                   --
                                                               -------               -------

Net income (loss)                                              $ 4,251               $(2,325)
                                                               =======               =======

Net income (loss) per share:
Basic                                                            $0.08                $(0.12)
                                                               =======               =======
Diluted                                                          $0.07                $(0.12)
                                                               =======               =======

Number of shares used in computing net income (loss) per share:
Basic                                                           52,951                19,855
                                                               =======               =======
Diluted                                                         58,588                19,855
                                                               =======               =======







                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                      Three MONTHS ENDED MARCH 31,
                                                                                       1998                  1997
                                                                                -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $  4,251               $(2,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activity:
  Depreciation and amortization                                                         4,567                   275
  Deferred income taxes                                                                  (220)
  Losses in affiliated company                                                          1,154                    --
  Changes in:
     Accounts receivable                                                               (8,688)                 (581)
     Accounts receivable from joint venture                                               268                   606
     Inventory                                                                           (194)                  332
     Prepaid expenses and other current assets                                         (1,866)                 (450)
     Accounts payable                                                                  (4,734)                 (444)
     Accrued payroll and related expenses                                                  10                   132
     Deferred revenue                                                                    (247)                  (19)
     Accrued acquisition costs                                                            (70)                   --
     Other accrued liabilities                                                          3,981                  (217)
                                                                                     --------               -------
        Net cash used in operating activities                                          (1,788)               (2,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments                                                              (16,797)               (7,353)
Maturities of investments                                                              12,000                 7,200
Investment in affiliate company                                                        (1,154)                   --
Acquisition of property and equipment                                                  (2,155)               (2,160)
                                                                                     --------               -------
        Net cash used in investing activities                                          (8,106)               (2,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts on (issuance of) notes receivable from employees                          (1,046)                   30
Additions to debt obligations                                                              --                   785
Payments on debt obligations                                                          (20,028)                 (473)
Minority investment                                                                    30,000                    --
Issuance of stock, net of issuance costs                                                  (21)                  350
                                                                                     --------               -------
        Net cash provided by financing activities                                       8,905                   692
                                                                                     --------               -------

Net increase (decrease) in cash and cash equivalents                                     (989)               (4,312)
Cash and cash equivalents at beginning of period                                       35,149                15,540
                                                                                     --------               -------
Cash and cash equivalents at end of period                                           $ 34,160               $11,228
                                                                                     ========               =======




                            See accompanying notes.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

2. EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share is presented in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. For the period ended March 31, 1998, the inclusion of common stock equivalents is antidilutive, therefore loss per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents for this period. Weighted average shares outstanding includes Class A and B common shares as the Company considers Class A and B to be the equivalent of common stock. The periods presented herein have been adjusted to reflect the calculation of EPS in accordance with SFAS No. 128.

  A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

                                                                                    Three MONTHS ENDED MARCH 31,
                                                                                     1998                  1997
                                                                              -------------------   ------------------
Numerator:

  Numerator for basic earnings per share:  Income available to  common
   shareholders                                                                          $ 4,251              $(2,325)

   Less:  Reduction of Catalytica Pharmaceuticals income attributable to
    holders of subsidiary stock options                                                     (249)                  --
                                                                                         -------              -------
  Numerator for diluted earnings per share                                                 4,002               (2,325)

DENOMINATOR:

 Denominator for basic earnings per share
  Weighted-average shares                                                                 52,951               19,855
                                                                                         -------              -------
 Effect of dilutive securities:
  Catalytica, Inc. employee stock options                                                    579                   --
  Catalytica Pharmaceuticals Convertible Preferred Stock                                   1,671                   --
  Catalytica Pharmaceuticals Convertible Junior Preferred Stock                              564                   --
  Catalytica Combustion Systems, Inc. Convertible Preferred Stock                          2,823                   --
                                                                                         -------              -------
   Dilutive potential common shares                                                        5,637                   --

 Denominator for diluted earnings per share
  Adjusted weighted-average shares and assumed conversions                                58,588               19,855
                                                                                         -------              -------

 Basic earnings per share                                                                $  0.08              $ (0.12)
                                                                                         =======              =======
 Diluted earnings per share                                                              $  0.07              $ (0.12)
                                                                                         =======              =======

3. IMPACT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company has no comprehensive earnings adjustments for the three months ended March 31, 1998 and 1997, thus total comprehensive earnings is equal to net earnings (loss).

4. FINANCIAL INSTRUMENTS

  For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase which are held-to-maturity ($11,902,000 at March 31, 1998) and investments with maturities greater than three months which are available-for-sale ($4,961,000 at March 31, 1998) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at March 31, 1998). All investments at March 31, 1998, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

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

6.  REVENUE RECOGNITION

  In connection with the purchase of the Glaxo Wellcome, Inc. ("Glaxo Wellcome") facility in Greenville, North Carolina ("Greenville Facility") by the Company on July 31, 1997, Glaxo Wellcome entered into a Supply Agreement under which Catalytica Pharmaceuticals has been and will continue to manufacture products for Glaxo Wellcome. Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a specified level of minimum revenue or that Glaxo Wellcome will pay Catalytica Pharmaceuticals any shortfall.

  The Company recognizes revenue under the Supply Agreement with Glaxo Wellcome based upon the minimum revenues under this agreement. All other product revenues are recorded upon shipment. During the three months ended March 31, 1998, the Company recorded $74 million of product revenue under the Supply Agreement.

  As of March 31, 1998, a receivable in the amount of $13.5 million was outstanding from Glaxo Wellcome.

7. DEBT

  In conjunction with the acquisition of the Greenville Facility, the Company, and The Chase Manhattan Bank ("Chase") entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. Up to $20,000,000 of the Revolving Debt Facility is available for the issuance of letters of credit. The Term Debt Facility will mature December 31, 2001 and will amortize in quarterly installments commencing on the last day of the third fiscal quarter of 1998. The Credit Agreement, which is guaranteed by Catalytica, Inc., requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity as well as restrictions on the Company's ability to declare and pay dividends. The senior secured facility interest rate is a variable interest rate tied to LIBOR. This interest rate was 6.94% as of March 31, 1998. As of March 31, 1998, nothing was outstanding under the Revolving Debt Facility and $105,000,000 was outstanding under the senior secured term facility. On February 2, 1998, the Company made an early payment of $20 million on the Term Debt Facility. On April 1, 1998, the Company made an additional early payment of $5 million on the Term Debt Facility. These early payments reduced the remaining amount owed in 1998 to $25 million.

  In addition to the restrictions above, the Chase Credit Agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, capital expenditures. At March 31, 1998, the Company was in compliance with the covenants.

8. FORMATION OF GENXON/(TM)/ JOINT VENTURE WITH WOODWARD GOVERNOR COMPANY

  On October 15, 1996 Catalytica's subsidiary Catalytica Combustion Systems, Inc. ("Combustion Systems") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC, will initially upgrade the combustion systems of installed turbines with XONON which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.

  Subsequent to the initial funding of $10 million, which was completed during the quarter ended September 30, 1997, continued funding of the joint venture beyond the initial commitment has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. For the quarter ended March 31, 1998, each partner contributed $1.2 million, bringing the total combined investment in the joint venture to $17.15 million to date. Although the Company believes that Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions exclusive of some required capital infusions that are predicated upon reaching certain milestones.

  Combustion Systems recognized its 50% share of GENXON losses of $2.3 million, or $1.15 million, for the three months ending March 31, 1998. Accordingly, losses on the joint venture were recognized in the results of operations.

  As of March 31, 1998, an account receivable for $699,000 existed from the joint venture for costs incurred by Combustion Systems. Accordingly these costs have not been included in the consolidated entity.

9. ENRON INVESTMENT

  On January 14, 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation ("Enron"), purchased a 15% minority interest in Combustion Systems for $30 million in cash. Enron also received a three-year option to purchase an additional 5% of Combustion Systems for $14.4 million in cash. In connection with the Stock Purchase Agreement, the Company entered into a Share Exchange Agreement, providing Enron the right to exchange the Series B Preferred Stock of Combustion Systems for Catalytica, Inc. Common Stock. After the five year anniversary of the agreement, if Combustion Systems has not undertaken a public offering, in which Combustion Systems receives at least $20 million, Enron shall have the right to require Catalytica, Inc. to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Catalytica, Inc. Common Stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the Series B Preferred Stock and the market value of Catalytica's Common Stock at the time of conversion. Upon consolidation of Combustion Systems into Catalytica, Inc., the Series B Preferred Stock issued to Enron is reflected as $30 million of minority interest in Catalytica, Inc.

NOTE 10.  INCOME TAXES

  The provision for income taxes for the three months ended March 31, 1998 was approximately 13% as compared to 0% for the corresponding period in 1997. The increase in the estimated annual tax rate is due primarily to state income taxes relating to the Greenville facility coupled with the federal alternative minimum tax.

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

     The Company is creating new businesses that leverage the Company's proprietary catalytic technologies to yield economic and environmental benefits by lowering manufacturing costs and reducing hazardous byproducts. Catalytica currently is focused on applying its capabilities to two primary areas: (i) production of pharmaceutical components and (ii) developing advanced combustion systems to reduce toxic emissions generated by natural gas turbines. To pursue these opportunities, the Company has created two operating subsidiaries, Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems"). In addition to market focus, the formation of subsidiaries provides greater flexibility for strategic financial arrangements and business partnerships. A third subsidiary, Catalytica Advanced Technologies ("Advanced Technologies"), is exploring new business opportunities and markets for the Company's technologies.

     On July 31, 1997, Catalytica Pharmaceuticals, Inc. (formerly Catalytica Fine Chemicals, Inc.), a subsidiary of the Company, acquired from Glaxo Wellcome, Inc. a pharmaceutical manufacturing facility (the "Greenville Facility") located in Greenville, North Carolina (the "Acquisition"), in exchange for (i) $244.7 million in cash (after certain post closing adjustments); (ii) 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals; (iii) warrants to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $12.00 per share and (iv) 10% of the earnings before interest and taxes prior to July 31, 2007, in excess of an aggregate cumulative amount of $10 million attributable to the Sterile Product Operations ("SPO") portion of the Greenville Facility, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25.0 million.

     To raise the cash needed to complete the Acquisition, the Company used a combination of equity and debt financing. With the closing of the Acquisition, the Company completed the sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000. The Class A and B stock are convertible into common stock of the Company on a share for share basis. In November of 1997, the Company repurchased 5,000,000 of the Class B MSCP shares at $4.75 per share with the proceeds from the issuance of a warrant dividend granted to its shareholders in connection with the financing of the acquisition.

     In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. As of March 31, 1998, nothing was outstanding under the revolving debt facility and $105,000,000 was outstanding under the senior secured term facility. (See Note 7 to Unaudited Condensed Consolidated Financial Statements).

     The additional facilities, employees and business volumes resulting from the Acquisition have substantially increased the expenses and working capital requirements and placed increased burdens on the Company's management resources. Furthermore, the success of the Company's future results depends, in significant part, on the levels of new manufacturing business developed by Catalytica Pharmaceuticals.* In the event Catalytica

Pharmaceuticals does not obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Greenville Facility, and with servicing the debt incurred in connection with the acquisition of the Greenville Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

     Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material effect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses are expected to only modestly impact consolidated results for fiscal year 1998.* The anticipated revenues from the Supply Agreement with Glaxo Wellcome are expected to allow the Company to achieve continued profitable operations for Catalytica Pharmaceuticals throughout 1998, and the consolidated parent Company as well, offsetting losses arising from continued investments in the Company's Combustion Systems and Advanced Technologies businesses.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome.* Profitability on a consolidated basis will depend on the operating results of each of the Company's subsidiaries, particularly the rate of commercial success of Catalytica Combustion Systems, Inc.*

     Manufacturing at the Greenville Facility is conducted in three district operations: Chemical Manufacturing Operations ("CMO"), Pharmaceutical Product Operations ("PPO") and Sterile Product Operations ("SPO"). There is substantial excess manufacturing capacity immediately available at the PPO and SPO facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture final dosage products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until later in 1998 or 1999 at the earliest.* The inability of Catalytica Pharmaceuticals to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations and financial condition.

     Catalytica Pharmaceuticals also owns and operates a flexible, multi-purpose, commercial scale manufacturing plant in East Palo Alto, California, which has approximately 12,000 gallons of reactor capacity set up in a wide range of reactor sizes ("Bayview Facility"). The Bayview Facility includes a pilot plant used for scaling up manufacturing processes and a solids handling facility that operates under current Good Manufacturing Practices ("cGMP"). This facility was acquired in 1993 from Novartis (formerly Sandoz).

     On May 8, 1996, Catalytica Pharmaceuticals, announced that Pfizer Inc. had signed an agreement to invest $15 million in Catalytica Pharmaceuticals. These funds originally provided Pfizer a 15% interest in Catalytica Pharmaceuticals and a five-year research and development ("R&D") commitment by Catalytica Pharmaceuticals to develop new processes and technology for the manufacture of Pfizer products. Prior to this investment, Catalytica Pharmaceuticals was a wholly-owned subsidiary of Catalytica, Inc. Pursuant to the terms of the Greenville Acquisition, Glaxo Wellcome received approximately a 1.5% equity interest in Catalytica Pharmaceuticals and the Company purchased additional shares of Catalytica Pharmaceuticals, which resulted in Pfizer's ownership interest decreasing to approximately 4.4%. The Company owns the remaining 94.1% outstanding equity interest in Catalytica Pharmaceuticals.

     During the past four years, Catalytica Pharmaceuticals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer's promising new pharmaceuticals. During the first quarter of 1998, Catalytica Pharmaceuticals and Pfizer signed a new collaborative agreement to begin research and development into new drug formulations. Under the new agreement, Catalytica Pharmaceuticals through it's Greenville Facility, will now provide expertise in development of innovative processes for the manufacture of tablets, capsules, injectable products, and other formulations for releasing medications internally. The new agreement with Pfizer extends the aforementioned existing R&D relationship between the two companies, established in 1996, under which Catalytica Pharmaceuticals has focused on the development of new processes for synthesizing chemical compounds for the production of Pfizer drugs. The Pfizer drugs are at varying stages of approval by the Food and Drug Administration ("FDA"), ranging from Phase II clinical trials through the New Drug Application stage. Catalytica Pharmaceuticals currently manufactures intermediates for certain Pfizer drugs and anticipates becoming a supplier of intermediates to Pfizer for other pharmaceutical products in the future.* There can be no assurance, however, that orders will be forthcoming from Pfizer.

     On October 15, 1996 Catalytica's subsidiary Catalytica Combustion Systems Inc. ("Combustion Systems") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC, will initially upgrade the combustion systems of installed turbines with XONON which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.

     Subsequent to the initial funding of $10 million which was completed during the quarter ended September 30, 1997, continued funding of the joint venture beyond the initial commitment has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. For the quarter ended March 31, 1998, each partner contributed $1.2 million, bringing the total combined investment in the joint venture to $17.15 million to date. Although the Company believes that Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions exclusive of some required capital infusions that are predicated upon reaching certain milestones.*

     On January 14, 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation ("Enron"), purchased a 15% minority interest in Catalytica Combustion Systems for $30 million in cash. The Company owns the remaining 85% outstanding equity interest in Catalytica Combustion Systems. In addition, Enron also received a three-year option to purchase an additional 5% of Combustion Systems for $14.4 million in cash. In connection with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Enron the right to exchange the Series B Preferred Stock of Combustion Systems for Catalytica, Inc. Common Stock. After the five year anniversary of the agreement, if Combustion Systems has not undertaken a public offering, in which Combustion Systems receives proceeds of at least $20 million, Enron shall have the right to require the Company to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Common Stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the Series B Preferred Stock and the market value of Catalytica's Common Stock at the time of conversion. Upon consolidation of Combustion Systems into Catalytica, Inc., the Series B Preferred Stock issued to Enron is reflected as $30 million of minority interest.

     The Company's business had not been profitable until the second half of 1997, and as of March 31, 1998, the Company had an accumulated deficit of $43.6 million. To achieve continued profitable operations, the Company must successfully manage the operations of the new Greenville Facility, and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes.* The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products.* The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994 and, with the Acquisition of the Facility, substantially increased its manufacturing of pharmaceutical products.

RESULTS OF OPERATIONS

     Net revenues for the three months ended March 31, 1998 increased by 1,825% compared to the same quarter in fiscal 1997 due to an increase in product sales attributable to the Greenville Facility and the related Supply Agreement with Glaxo Wellcome. During the three months ended March 31, 1998, 92% of the Company's pharmaceutical product revenues were derived from sales to Glaxo Wellcome under the Supply Agreement. As part of the Supply Agreement, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. To the extent the minimum level of revenues exceeds revenues due as a result of product shipments, the Company receives additional payments from Glaxo Wellcome which help offset fixed manufacturing costs associated with manufacturing capacity reserved for Glaxo Wellcome as required in the long term Supply Agreement (See Note 6 to Unaudited Condensed Consolidated Financial Statements). There was a 7% increase in research revenues for the first quarter of 1998 reflecting a funded research commitment associated with the five-year R&D agreement between Catalytica Pharmaceuticals and Pfizer to develop new processes and technology for the manufacture of Pfizer products, and expansion of the Company's research and development to support the higher level of manufacturing at its Greenville facility.

     Interest income increased 241% for the first quarter of 1998 when compared to the same period in 1997. Cash and investments increased due to increases in cash balances resulting from debt and equity financing related to the acquisition of the Greenville Facility and through increased product sales. Cash balances also increased significantly due to the Enron cash investment in Catalytica Combustion Systems (See Note 9 to Unaudited Condensed Consolidated Financial Statements). The Enron cash investment has restrictions related to its use such that these funds cannot be used to retire debt in other Catalytica subsidiaries such as Catalytica Pharmaceuticals (See Note 9 to Unaudited Condensed Consolidated Financial Statements).

     Cost of goods sold increased 2,408% for the first quarter of 1998. The increase in cost of goods sold for the three month period reflects increased physical volume of product sales primarily due to an increase in sales attributable to the Facility and the related Supply Agreement with Glaxo Wellcome. Margins on the pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical manufacturing environment.

     Research and development expenses increased 74% for the three months ended March 31,1998, as compared to the same periods in 1997. This increase is attributable to research and development expenses associated with the Facility coupled with increased R&D activity associated with the Pfizer research agreements. Research and development expenses may fluctuate from quarter to quarter.

     Selling, general and administrative expenses ("SG&A") increased 246% for the first quarter of 1998 compared to the same period of 1997 largely due to
SG&A costs incurred at the Greenville Facility.   SG&A expenses are expected to
increase further in the future as the Company expands it's sales and marketing personnel to sell the available capacity in the Facility.*

     Net interest expense increased 2,214% for the first quarter of 1998 when compared to the same periods last year due to debt incurred to complete the acquisition of the Greenville Facility.

     Combustion Systems recognized its 50% share of GENXON losses, of $2.3 million, or $1.15 million for the first quarter of 1998. The Company's capital contribution for the first quarter of 1998 was $1.2 million. The Company estimates it may make additional capital contributions to the joint venture during the remainder of 1998.* The Company anticipates GENXON will continue to generate losses during this time frame, and accordingly the Company will record its share of these losses to the extent of its capital contribution.* However, these losses may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved.

     The provision for income taxes for the three months ended March 31, 1998 was approximately 13% as compared to 0% for the corresponding period in 1997. The increase in the estimated annual tax rate is due primarily to state income taxes relating to the Greenville Facility coupled with the federal alternative minimum tax.

Liquidity and Capital Resources

     Total cash and cash equivalents plus short-term investments increased to $51 million at March 31, 1998, compared to $47 million at December 31, 1997. The increase in cash was due to a $30 million investment in Combustion Systems by Enron Ventures Corporation for a 15% ownership in Combustion Systems (See Note 9 to Unaudited Condensed Consolidated Financial Statements). This increase was largely offset by an early payment of $20 million on the Chase Term Debt Facility (See Note 7 to Unaudited Condensed Consolidated Financial Statements), coupled with a net increase in various working capital items associated with the Pharmaceutical business. On April 1, 1998, the Company made an additional early payment of $5 million on the Chase Term Debt Facility.

     During the past several years, the Company has obtained various term loans and lines of credit to fund capital purchases and working capital needs. On July 31, 1997 in conjunction with the Acquisition of the Greenville Facility, the Company, a syndicate of Banks led by Chase Manhattan Bank ("Chase") entered into a Credit Agreement pursuant to which Catalytica Pharmaceuticals could borrow up to an aggregate of $200,000,000 (the "Debt Facilities"). The Debt Facilities consist of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. The Term Debt Facility will mature on December 31, 2001, and amortizes in quarterly installments commencing on the last day of the third fiscal quarter of 1998 in aggregate annual amounts of (i) $50,000,000 in the year 1998, (ii) $37,500,000 in the year 1999, (iii) $20,000,000 in the year
2000, and (iv) $17,500,000 in the year 2001. The Revolving Debt Facility matures four and one-half years after consummation of the Acquisition. As of March 31, 1998, nothing was outstanding under the revolving debt facility and $105,000,000 was outstanding under the senior secured term facility. On February 2, 1998, the Company made an early payment of $20 million on the Chase Term Debt Facility. On April 1, 1998, the Company made an additional early payment of $5 million on the Chase Term Debt Facility. These early payments reduced the remaining amount owed in 1998 to $25 million. As of March 31, 1998, the Company was in compliance with various covenants and other restrictions contained in the Chase Debt Agreement and believes that it will remain in compliance.*

     The Company's operations to date have required substantial amounts of cash. As part of the financing of the Acquisition of the Greenville Facility, Catalytica Pharmaceuticals incurred approximately $125 million of long-term indebtedness, of which $105 million was outstanding as of March 31, 1998. The Company and its subsidiary Catalytica Advanced Technology have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations have increased substantially. The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business.* The Company expects to spend approximately $30 million to $40 million during 1998 for capital expenditures primarily at Catalytica Pharmaceuticals.* As of March 31, 1998, the Company believes that with its cash position of $51.0 million (including short-term investments) plus its available line of credit of $75 million coupled with the anticipated cash flow from operations in 1998, the Company has adequate funds to meet its working capital needs and debt repayment obligations, for at least the next 12 months.*

RISK FACTORS

     HISTORY OF OPERATING LOSSES AND UNCERTAINTY OF FUTURE RESULTS. The Company's business had not been profitable until the quarter ended September 30, 1997. As of March 31, 1998, the Company had an accumulated deficit of $43.6 million. To achieve continued profitable operations, Catalytica must successfully manage the operations of the pharmaceutical manufacturing facility located in Greenville, North Carolina (the "Greenville Facility"), and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes.* The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products.* The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994, with the acquisition of the Greenville Facility, will substantially increase its manufacturing of pharmaceutical products in 1998.

     The additional facilities, employees and business volumes resulting from the acquisition of the Greenville Facility from Glaxo Wellcome in the third quarter of Fiscal 1997 (the "Acquisition") substantially increased the expenses and working capital requirements and placed substantial burdens on the Company's management resources. Furthermore, the success of the Acquisition and the Company's future results depend, in significant part, on the levels of manufacturing business developed by Catalytica Pharmaceuticals.* In the event Catalytica Pharmaceuticals does not obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Greenville Facility, and with servicing the debt incurred in connection with the acquisition of the Greenville Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

     Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material effect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses
will be insignificant for 1998.*   The anticipated revenues from the Supply
Agreement entered into with Glaxo Wellcome are expected to allow the Company to achieve profitable operations for Catalytica Pharmaceuticals for 1998.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome.* Manufacturing at the Greenville Facility is conducted in three district operations: Chemical Manufacturing Operations ("CMO"), Pharmaceutical Product Operations ("PPO") and Sterile Product Operations ("SPO"). Excess manufacturing capacity will be available at the CMO facility beginning in mid-1998, and based on marketing efforts to date Catalytica Pharmaceuticals expects it will have one or more customers for some or all of the unused CMO facility beginning in mid-1998.* There is substantial excess manufacturing capacity immediately available at the PPO and SPO facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture pharmaceutical and sterile products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until 1998 or 1999 at the earliest.* Catalytica Pharmaceuticals' inability to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     MANAGEMENT OF GROWTH; LIMITATION OF EXISTING INFORMATION SYSTEMS. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. In particular the Company's existing information system is not yet completely Year 2000 compliant, as a result, the Company is continuing to modify the system. To support any future growth, the Company will need to hire more sales, marketing, support and administrative personnel, and expand customer service capabilities.*
Competition for the necessary personnel in the Company's industry is intense. There can be no assurance that the Company will be able to attract and retain the necessary personnel or that it will be able to satisfy customer demand in a timely fashion and satisfactorily support its customers and operations.

     RELIANCE ON RELATIONSHIP WITH GLAXO WELLCOME. Catalytica Pharmaceuticals estimates that aggregate payments by Glaxo Wellcome under the Supply Agreement, which commenced on August 1, 1997, will total approximately $800 million, which include guaranteed minimum payments plus the cost of raw materials.* The annual level of minimum payments declines significantly after 1998, but is expected to continue to represent a significant source of revenue for Catalytica Pharmaceuticals.* Results for Catalytica Pharmaceuticals business is substantially dependent on its Supply Agreement with Glaxo Wellcome during 1998 and 1999, and will continue to be dependent on Glaxo Wellcome in part thereafter until the end of the term of the Supply Agreement. Catalytica Pharmaceuticals' business and the Company's consolidated results of operations would be adversely affected if Catalytica Pharmaceuticals does not successfully perform its obligations under the Supply Agreement. This could result in increased costs to the Company or in possible termination of the Supply Agreement by Glaxo Wellcome.

     DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent on the retention of principal members of its management and scientific staff and on the ability to continue to attract, motivate and retain additional key personnel. Competition for such key personnel is intense, and the loss of the services of key personnel or the failure to recruit necessary additional personnel could have a material adverse effect on the

Company's operations and on its research and development efforts. The Company does not have non-competition agreements with any of its key employees. The Company's expansion into areas and activities requiring additional expertise, such as manufacturing, marketing and distribution, have placed increased demands on the Company's resources. These activities require the addition of new personnel with expertise in these areas and the development of additional expertise by existing personnel. The successful integration of the Greenville Facility with the operations of Catalytica Pharmaceuticals will be significantly dependent upon Catalytica Pharmaceuticals' ability to attract and retain the personnel (including former Glaxo Wellcome employees) necessary to effectively integrate, and thereafter operate, the combined businesses.* In this regard, Catalytica Pharmaceuticals has hired certain key managers of the Greenville Facility, and needs to hire additional personnel particularly sales and marketing and research and development personnel. Any failure on the part of Catalytica Pharmaceuticals to attract or retain necessary personnel would have a material adverse effect on the Company's consolidated results of operations.

     UNCERTAINTIES RELATED TO COMBUSTION SYSTEMS BUSINESS. The Company, through its subsidiary Catalytica Combustion Systems, Inc. ("Combustion Systems"), and the GENXON joint venture, is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by turbine manufacturers. Ultimate sales of the Company's combustion system products will depend upon the acceptance and use of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers.* The Company's subsidiary, Combustion Systems, is currently working with leading turbine manufacturers, including: Pratt & Whitney Canada, Inc., General Electric, Allison Engine Co., a subsidiary of Rolls Royce, and Solar, a subsidiary of Caterpillar, Inc. In addition, through its joint venture company GENXON, Combustion Systems is developing complete combustor systems for AGC, to be used on small Kawasaki Heavy Industries turbines for mobile cogeneration applications. GENXON is also developing complete combustor systems utilizing Catalytica's combustion technology for end users to be retrofitted on older out-of-warranty turbines no longer supported by OEM's. Neither the Company, its subsidiary Combustion Systems, nor the joint venture company GENXON have formal long-term agreements in place with many of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets could be adversely affected if any of these companies terminated its relationship with the Company or GENXON. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer.

     The Company currently has limited manufacturing and marketing capability for its combustion products, and to the extent that the Company's existing facilities are inadequate , the Company will be required to develop or acquire manufacturing capability. In order to market any of its combustion system products, the Company will be required to develop marketing capability, either on its own or in conjunction with others. There can be no assurance that the Company will be able to manufacture its products successfully or develop an effective marketing and sales organization. In addition, some of the Company's combustion systems and processes are expected to be sold as components of large systems such as natural gas turbines for electric power plants.* Accordingly, the rate of adoption of the Company's systems and processes may depend in part on economic conditions that affect capital investment decisions, as well as the regulatory environment.* There can be no assurance that the Company's combustion products will be economically attractive when compared to competitive products.

     In October 1996 Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC ("GENXON"), will initially upgrade the combustion systems of installed turbines with XONON which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets. GENXON plans to deliver an integrated product which includes Combustion Systems' system for ultra low NOx emissions and Woodward's control systems.* Unlike Catalytica Combustion Systems' efforts to date, which have focused only on the design of the catalyst assembly, GENXON is developing entire combustion systems. The development of complete combustion systems by GENXON to serve the retrofit market will require the design of new combustion chambers to be retrofitted on existing turbines. This new combustion chamber will incorporate a XONON catalyst.* There can be no assurance that GENXON will be successful in developing new combustion chambers that will work in lieu of the current design that does not incorporate a catalyst. There can be no assurance that GENXON's products will be economically attractive when compared to competitive products.

     The initial capital commitment of the GENXON joint venture partners was $10 million--$2 million from Combustion Systems and $8 million from Woodward-- payable over time as the funds were required by the joint venture. This initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing $1.2 million during the first quarter of 1998, bringing the total investment in the joint venture to $17.15 million to date. Combustion Systems recognized its 50% share of GENXON losses of $1.15 million for the quarter ended March 31, 1998. Accordingly, a $1.15 million loss on the joint venture was recognized in the results of operations. The Company expects to make additional capital contributions to the joint venture during the remainder of fiscal 1998 and anticipates GENXON will incur additional losses.* The Company will record its share of these losses to the extent of its capital contribution. These losses may be partially offset by reimbursements for past R&D expenses if certain GENXON milestones are achieved. Although Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions exclusive of some required capital infusions which are predicated upon reaching certain milestones. If the milestones are not met, and the Company desired to complete any projects being developed by the joint venture, the Company could be required to fund the projects itself if Woodward decides not to make any additional capital contributions to GENXON. * If such an event were to occur, it could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF ADDITIONAL FUNDING; INCREASED LEVERAGE. The Company's operations to date have required substantial amounts of cash. As part of the financing of the Acquisition, Catalytica Pharmaceuticals incurred approximately $125 million of short and long-term indebtedness of which $105 million was outstanding as of March 31, 1998. The Company and its subsidiary, Advanced Technology, have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations have increased substantially. The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business. The Company believes that with the anticipated cash flow from its business and its quarter-end cash position of $51 million (including short-term investments) plus its available line of credit of $75 million, coupled with the anticipated cash flow from operations in 1998, it will have adequate funds to meet its working capital needs and debt repayment obligations, for at least the next 12 months.* However, there are no assurances that adequate funds for future operations, whether from the cash flow, financial markets or from collaborative or other arrangements, will be available when needed or on terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     HAZARDOUS MATERIALS AND ENVIRONMENTAL MATTERS. The Company's research and development activities and fine chemicals manufacturing involve the use of many hazardous chemicals. The use of such chemicals has significantly increased as a result of the acquisition of the Greenville Facility. The Company is subject to extensive federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and associated waste products. The Company believes that its properties and operations comply in all material respects with applicable environmental laws; however, the risk of environmental liabilities cannot be completely eliminated. Public awareness of environmental issues has increased the impact of such laws on the conduct of manufacturing operations and ownership of property. Any failure by the Company to comply with present or future environmental laws could result in cessation of portions or all of the Company's operations, impositions of fines, restrictions on the Company's ability to carry on or expand its operations, significant expenditures by the Company to comply with environmental laws and regulations, and/or liabilities in excess of the resources of the Company. The Company has environmental impairment insurance with regard to first party and third party liability in the amount of $25,000,000 (with a $1,000,000 retention) with respect to the Greenville Facility only. There can be no assurance that the Company will not be required to make renovations or improvements to comply with environmental laws and regulations in the future. The Company's operations, business or assets could be materially adversely affected in the event such environmental laws or regulations require the Company to modify current facilities substantially or otherwise limit the Company's ability to conduct or expand its operations.

     Catalytica Pharmaceuticals expects that significant expenditures may be incurred at the Greenville Facility as a result of new environmental regulations currently under consideration. The United States Environmental Protection Agency (the "EPA") is considering new regulations for the pharmaceutical industry under the authority of the federal Clean Air Act and Clean Water Act. These proposed regulations would require the installation of "Maximum Achievable Control Technology" for certain hazardous air pollutant emissions sources ("Pharmaceutical MACT") and could potentially require the installation of additional pretreatment systems for wastewater discharges.* The EPA is also considering changes to its particulate matter emissions regulations as well as regulation of certain ozone precursor emissions. As these rules are in the early stages of consideration by the EPA, and as there can be no assurance of their adoption, the additional cost of complying with such regulations cannot be determined at this time. There can be no assurance that Catalytica Pharmaceuticals will not be required to make additional renovations or improvements to comply with environmental laws and regulations in the future. Catalytica Pharmaceuticals' operations, business and assets could be materially adversely affected in the event such environmental laws or regulations require Catalytica Pharmaceuticals to modify the current Greenville Facility substantially or otherwise limit Catalytica Pharmaceuticals' ability to conduct or expand its operations.

     CURRENT AND POTENTIAL ENVIRONMENTAL CONTAMINATION AT CATALYTICA PHARMACEUTICALS' TWO SITES. Glaxo Wellcome has been working with the EPA and the North Carolina Department of Environment and Natural Resources (the "NCDENR") to investigate, identify and remediate contamination in the soil and groundwater at the Greenville Facility now owned by Catalytica Pharmaceuticals. This investigation, carried out pursuant to the federal Resource Conservation and Recovery Act, has identified 17 different areas of the Greenville Facility where contamination has or may have occurred. Of these 17 areas, at least six have been identified as requiring further investigation and remediation by NCDENR ("Site Contamination"). Contaminants found in the soil and groundwater at the Greenville Facility include solvents, petroleum hydrocarbons and pesticides. As the new owner of the Greenville Facility, Catalytica Pharmaceuticals has become legally liable for such contamination. Notwithstanding such legal liability, Glaxo Wellcome has agreed to be primarily liable for and to perform, at its cost, the remediation required by law for contamination of the soil and groundwater existing at the Greenville Facility as of the Closing. The cost and extent of remediation to be required at the Greenville Facility is currently unknown. The Environmental Agreement with Glaxo Wellcome also requires Catalytica Pharmaceuticals to provide access to the Greenville Facility and certain facility services as required for the remediation, subject to reimbursement by Glaxo Wellcome. However, there can be no assurance that the Company or Catalytica Pharmaceuticals will not incur unreimbursed costs or suffer an interference with ongoing operations as a result of Glaxo Wellcome's remediation activities or the existence of contamination at the Greenville Facility. In addition, the Company's future development of the Greenville Facility may be limited by the existence of contamination or Glaxo Wellcome's remediation activities. There also can be no assurance that Catalytica Pharmaceuticals' ongoing operations at the Greenville Facility will not cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals of the Company could involve costly and time-consuming negotiations and litigation. Furthermore, any such contamination caused by Catalytica Pharmaceuticals or the Company could materially adversely affect the business, results of operations and financial condition of Catalytica Pharmaceuticals and the consolidated results of operations and financial condition of the Company.

     In addition, a moderate amount of asbestos containing material ("ACM") is present at the Greenville Facility. Catalytica Pharmaceuticals believes that the ACM, in its present condition, does not require abatement. Abatement will only be required if and as renovations are performed in those areas containing ACM. Catalytica Pharmaceuticals cannot presently predict whether, when or to what extent it may need or desire to renovate areas of the Greenville Facility containing ACM. However, should such renovations be necessary, the additional costs could be substantial.

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

     Products manufactured by Catalytica Pharmaceuticals at the Greenville Facility require Catalytica Pharmaceuticals to comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations, and certain of Catalytica Pharmaceuticals' customers, including Glaxo Wellcome, also require Catalytica Pharmaceuticals to adhere to cGMP regulations, even if not required by the FDA. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug-manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, recall or seizure. Failure of Catalytica Pharmaceuticals' customers to obtain and to maintain FDA clearance for marketing of the products manufactured by Catalytica Pharmaceuticals, or failure of Catalytica Pharmaceuticals to comply with cGMP regulations as required by the FDA or Catalytica Pharmaceuticals' customers, would have a material adverse effect on the Company's results of operations.

     INFLUENCE OF ENVIRONMENTAL REGULATIONS ON RATE OF COMMERCIALIZATION. The rate at which industrial companies adopt the Company's catalytic combustion systems will be heavily influenced by the enactment and enforcement of environmental regulations at the federal, state and local levels.* Current federal law governing air pollution generally does not mandate the specific means for controlling emissions, but instead, creates ambient air quality standards for individual geographic regions to attain through individualized planning on a regional basis in light of the general level of air pollution in the region. Federal law requires state and local authorities to determine specific strategies for reducing emissions or specific pollutants. Among other strategies, state and local authorities in all areas which do not meet ambient air quality standards must adopt performance standards for all major new and modified sources of air pollution. The more polluted the air in a particular region has become, the more stringent such controls must be. The Company's revenues will depend, in part, on the standards, permit requirements and programs these state and local authorities promulgate for reducing emissions (including emissions of NOx) addressed by the Company's combustion and monitoring products systems.* Demand for the Company's systems and processes will be affected by how quickly the standards are implemented and the level of reductions required.* Certain industries or companies may successfully delay the implementation of existing or new regulations or purchase or acquire emissions credits from other sources, which could delay or eliminate their need to purchase the Company's systems and processes. Moreover, new environmental regulations may impose different requirements which may not be met by the systems and processes being developed by Catalytica or which may require costly modifications of the Company's products. The United States Congress is currently reviewing existing environmental regulations. There can be no certainty as to whether Congress will amend or modify existing regulations in a manner that could have an adverse effect on demand for the Company's combustion system products.

     COMPETITION AND TECHNOLOGICAL CHANGE. There are numerous competitors in a variety of industries in the United States, Europe and Japan that have commercialized and are working on technologies that could be competitive with those under development by the Company, including both catalytic and other technological approaches. Some of these competitive products are in more advanced stages of development and testing. The Company's competitors may develop technologies and systems and processes that are more effective than those being developed by the Company or that would render the Company's technology and systems and processes less competitive or obsolete. In the fine chemicals market, the Company faces its primary competition from pharmaceutical companies that produce their own fine chemicals and from other fine chemicals manufacturers such as Lonza AG and DSM Fine Chemicals. In the combustion systems market, the Company faces its primary competition from large gas turbine power generation manufacturers, such as General Electric Co. ("General Electric"), Allison Engine Company ("Allison") and Solar Turbines Incorporated ("Solar"), each of which is developing competing DLN systems for their own turbines. Many of the Company's competitors in the combustion systems market are also potential customers of the Company, and the Company expects to rely on these potential customers to help commercialize its products.* Most of these competitors have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience than the Company. If these companies are successful in developing such products, the Company's ability to sell its systems and processes would be materially adversely affected. Further, since many of the Company's competitors are existing or potential customers, the Company's ability to gain market share may be limited.

     PATENTS AND INTELLECTUAL PROPERTY. The Company has an active program of pursuing patents for its inventions in the United States and in markets throughout the world relevant to its business areas. The Company has at least 37 United States patents and 14 pending United States patent applications, and at least 91 foreign patents and patent applications.

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

     CONCENTRATION OF OWNERSHIP. Morgan Stanley Capital Partners III, L.P. and two affiliated funds (collectively, "MSCP") beneficially own approximately 32% of the voting control of the Company and 47% of the outstanding capital stock of the Company as of March 31, 1998. As a result, MSCP is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of all significant corporate transactions such as any merger, consolidation or sale of all or substantially all of the Company's assets. The Company has granted to MSCP certain contractual rights, including representation on the Company's Board of Directors and committees of the Board of Directors, that will give MSCP additional rights to participate in certain actions to be taken by the Company. Such concentration of ownership and contractual rights may have the effect of delaying, deferring or preventing a change of control of the Company. The sale by MSCP of shares of the Company's capital stock could constitute a change of control under the Company's credit agreement, which would trigger a default of the agreement. MSCP has agreed not to trigger a change of control under the credit agreement. In addition, such concentration of ownership and contractual rights could allow MSCP to prevent significant corporate transactions.

    PART II - OTHER INFORMATION

    Item 6.     Exhibits and Reports on Form 8-K

    (a)       Exhibits

              27.1  Financial Data Schedule.

    (b)       Reports on Form 8-K

   The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

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


Date: May 14, 1998
                                    CATALYTICA, INC.
                                    (Registrant)


                                    By:  /s/ Lawrence W. Briscoe
                                        ------------------------
                                           Lawrence W. Briscoe
                                        Vice President and Chief
                                           Financial Officer

                                    Signing on behalf of the
                                    registrant and as principal
                                    financial officer