Form 10-Q
period 1998-06-30
CATALYTICA INC
filed 1998-08-14
CIK 841466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended JUNE 30, 1998

                                       or

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

                                 (650) 960-3000
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [_]

  As of August 7, 1998, there were outstanding 28,162,904 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 JUNE 30, 1998

                                                                                                          PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

   Unaudited Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                    3-4

   Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June
    30, 1998 and June 30, 1997                                                                                    5

   Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998
    and June 30, 1997                                                                                             6

   Notes to Unaudited Condensed Consolidated Financial Statements                                                 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                                                                               12

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      23

ITEM 5. OTHER INFORMATION                                                                                        23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                         24

SIGNATURES                                                                                                       25


PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     1998                1997
                                                                             ------------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 37,330            $ 35,149
  Short-term investments                                                       12,001              11,918
    Accounts receivable, net                                                   20,175              12,640
  Accounts receivable from joint venture                                          271                 967
  Notes receivable from employees                                                 967                 405
  Inventory:
     Raw materials                                                             43,926              52,648
     Work in process                                                           49,370              54,883
     Finished goods                                                             7,469               6,714
                                                                             --------            --------
                                                                              100,765             114,245
      Deferred tax asset                                                          166                 166
   Prepaid expenses and other assets                                            2,078               1,939
                                                                             --------            --------
     Total current assets                                                     173,753             177,429
Property, plant and equipment:
       Land                                                                     5,391               5,391
  Equipment                                                                   106,012              99,744
  Buildings and leasehold improvements                                         66,900              65,744
                                                                             --------            --------
                                                                              178,303             170,879
  Less accumulated depreciation and amortization                              (21,420)            (15,075)
                                                                             --------            --------
                                                                              156,883             155,804
Other assets                                                                    3,371               2,040
                                                                             --------            --------
                                                                             $334,007            $335,273
                                                                             ========            ========

                            See accompanying notes.

                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         1998                1997
                                                                                  ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $ 17,314            $ 23,281
  Accrued payroll and related expenses                                               9,659               5,768
  Deferred revenue                                                                   1,758               1,848
  Other accrued liabilities                                                          6,321               8,250
  Current portion of long-term debt                                                 10,331              50,332
  Income taxes payable                                                                 399                 525
                                                                                  --------            --------
     Total current liabilities                                                      45,782              90,004

Long-term debt                                                                      77,712              75,069
Non-current deferred revenue                                                         2,914               3,611
Other accrued liabilities                                                            6,400               6,400
Minority interest                                                                   41,000              11,000
Class A and B common stock                                                          97,079              97,079

Stockholders' equity:
  Common Stock                                                                          32                  28
  Additional paid-in capital                                                       102,035             100,375
  Deferred compensation                                                               (344)               (406)
  Accumulated deficit                                                              (38,603)            (47,887)
                                                                                  --------            --------
     Total stockholders' equity                                                     63,120              52,110
                                                                                  --------            --------
                                                                                  $334,007            $335,273
                                                                                  ========            ========

                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                1998               1997               1998                1997
                                         ------------------  -----------------  -----------------  -------------------
Revenues:
  Product sales                           $93,766            $ 6,262           $184,046              $ 9,321
  Research revenues                         2,311              1,500              4,165                3,226
                                          -------            -------           --------              -------
                                           96,077              7,762            188,211               12,547
Costs and expenses:
  Cost of sales                            77,696              6,013            154,808                9,087
  Research and development                  6,259              2,240             10,095                4,439
  Selling, general and administrative       3,829              1,001              7,256                1,991
                                          -------            -------           --------              -------

Total costs and expenses                   87,784              9,254            172,159               15,517

Operating income (loss)                     8,293             (1,492)            16,052               (2,970)

Interest income                               646                239              1,555                  505
Interest expense                           (2,394)              (125)            (5,019)                (238)
Loss on joint venture                      (1,152)              (450)            (2,307)              (1,450)
                                          -------            -------           --------              -------

Income (loss) before income taxes           5,393             (1,828)            10,281               (4,153)

Provision for income taxes                   (360)                --               (997)                  --
                                          -------            -------           --------              -------

Net income (loss)                         $ 5,033            $(1,828)          $  9,284              $(4,153)
                                          =======            =======           ========              =======

Net income (loss) per share:
Basic                                     $  0.09            $ (0.09)          $   0.16              $ (0.21)
                                          =======            =======           ========              =======
Diluted                                   $  0.08            $ (0.09)          $   0.15              $ (0.21)
                                          =======            =======           ========              =======

Number of shares used in computing net
 income (loss) per share:
Basic                                      53,035             19,918             52,993               19,987
                                          =======            =======           ========              =======
Diluted                                    59,616             19,918             58,936               19,987
                                          =======            =======           ========              =======

                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                             1998                 1997
                                                                                     -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $  9,284             $ (4,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activity:
  Depreciation and amortization                                                             7,078                  630
        Deferred income taxes                                                                  --                   --
  Losses in affiliated company                                                              2,308                1,450
  Changes in:
     Accounts receivable                                                                   (7,535)              (1,293)
     Accounts receivable from joint venture                                                   696                  533
     Inventory                                                                             13,480                1,712
     Prepaid expenses and other current assets                                             (1,948)              (3,892)
     Accounts payable                                                                      (5,967)                (468)
     Accrued payroll and related expenses                                                   3,891                  251
     Deferred revenue                                                                        (787)                (793)
     Accrued acquisition costs                                                                (70)               1,069
     Other accrued liabilities                                                             (1,985)                (200)
                                                                                         --------             --------
        Net cash provided by (used in) operating activities                                18,445               (5,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments                                                                  (23,762)             (13,184)
Maturities of investments                                                                  24,000               17,028
Investment in affiliate company                                                            (2,308)              (1,450)
Disposition of property and equipment                                                         125                   --
Acquisition of property and equipment                                                      (7,558)              (2,960)
                                                                                         --------             --------
        Net cash used in investing activities                                              (9,503)                (566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts on (issuance of) notes receivable from employees                              (1,067)                  73
Additions to debt obligations                                                               2,700                1,645
Payments on debt obligations                                                              (40,058)                (735)
Minority investment                                                                        30,000                   --
Issuance of stock, net of issuance costs                                                    1,664                  569
                                                                                         --------             --------
        Net cash provided by (used in) financing activities                                (6,761)               1,552
                                                                                         --------             --------

Net increase (decrease) in cash and cash equivalents                                        2,181               (4,168)
Cash and cash equivalents at beginning of period                                           35,149               15,540
                                                                                         --------             --------
Cash and cash equivalents at end of period                                               $ 37,330             $ 11,372
                                                                                         ========             ========

                            See accompanying notes.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

2. EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share is presented in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. For the three and six months ended June 30, 1997, the inclusion of common stock equivalents is antidilutive, therefore loss per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents for this period. Weighted average shares outstanding for the three and six months ended June 30, 1998 includes Class A and B common shares as Catalytica, Inc. ("the Company") considers Class A and B to be the equivalent of common stock. The periods presented herein have been adjusted to reflect the calculation of EPS in accordance with SFAS No. 128.

  A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                1998            1997            1998           1997
                                                           --------------  --------------  --------------  -------------
NUMERATOR:

  Numerator for basic earnings per share:  Income
   available to  common shareholders                             $ 5,033         $(1,828)        $ 9,284        $(4,153)

   Less:  Reduction of Catalytica Pharmaceuticals income
    attributable to holders of subsidiary stock options             (312)             --            (561)            --
                                                                 -------         -------         -------        -------
  Numerator for diluted earnings per share                         4,721          (1,828)          8,723         (4,153)

DENOMINATOR:

 Denominator for basic earnings per share
  Weighted-average shares                                         53,035          19,918          52,993         19,987
                                                                 -------         -------         -------        -------
 Effect of dilutive securities:
  Catalytica, Inc. employee stock options                            879              --             745             --
  Catalytica Pharmaceuticals Convertible Preferred Stock
                                                                   1,691              --           1,691             --
  Catalytica Pharmaceuticals Convertible Junior
   Preferred Stock                                                   570              --             570             --

  Catalytica Combustion Systems, Inc. Convertible
   Preferred Stock                                                 2,664              --           2,664             --

  Catalytica, Inc. warrants issued to Glaxo Wellcome,
   Inc.                                                              777              --             273             --
                                                                 -------         -------         -------        -------
     Dilutive potential common shares                              6,581              --           5,943             --

 Denominator for diluted earnings per share
  Adjusted weighted-average shares and assumed
   conversions                                                    59,616          19,918          58,936         19,987
                                                                 -------         -------         -------        -------

 Basic earnings per share                                        $  0.09          ($0.09)        $  0.16        $ (0.21)
                                                                 =======         =======         =======        =======
 Diluted earnings per share                                      $  0.08          ($0.09)        $  0.15        $ (0.21)
                                                                 =======         =======         =======        =======

3. IMPACT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company has no comprehensive earnings adjustments for the three and six months ended June 30, 1998 and 1997, thus total comprehensive earnings is equal to net earnings
(loss).

4. FINANCIAL INSTRUMENTS

  For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase that are planned to be held-to-maturity ($12,001,374 at June 30, 1998) and investments with maturities greater than three months that are available-for-sale (none at June 30, 1998) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at June 30, 1998). All investments at June 30, 1998, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

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

6.  REVENUE RECOGNITION

  In connection with the purchase of the Glaxo Wellcome, Inc. ("Glaxo Wellcome") facility in Greenville, North Carolina ("Greenville Facility") by the Company on July 31, 1997, Glaxo Wellcome entered into a Supply Agreement under which Catalytica Pharmaceuticals, Inc., a subsidiary of the Company ("Catalytica Pharmaceuticals"), has been and will continue to manufacture products for Glaxo Wellcome. During the quarter ended June 30, 1998, the original Supply Agreement was amended to expand production of Glaxo Wellcome products at the Greenville Facility in 1998 and 1999. Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a specified level of minimum revenue or that Glaxo Wellcome will pay Catalytica Pharmaceuticals any shortfall.

  The Company recognizes revenue under the Supply Agreement with Glaxo Wellcome based upon the minimum revenues under this agreement. All other product revenues are recorded upon shipment. During the three and six months ended June 30, 1998, the Company recorded $83 and $166 million, respectively, of revenue derived from sales to Glaxo Wellcome.

  As of June 30, 1998, a receivable in the amount of $10.2 million was outstanding from Glaxo Wellcome.

7. DEBT

  In conjunction with the acquisition of the Greenville Facility, the Company entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase Securities, Inc. ("Chase") agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consisted of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. In the quarter ended June 30, 1998, this Credit Agreement was amended to increase the Revolving Debt Facility from $75,000,000 million to $100,000,000. In addition, the Term Debt Facility was reduced from its original balance of $125,000,00 million to $75,000,000. Up to $20,000,000 of the Revolving Debt Facility is available for the issuance of letters of credit. The Term Debt Facility which originally matured December 31, 2001 will now mature December 31, 2002 and will amortize in quarterly installments commencing on December 31, 1999. The Bank Credit Agreement, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity and implements restrictions on the Company's ability to declare and pay dividends. The senior secured facility interest rate is a variable interest rate tied to LIBOR. This interest rate was 6.69% as of June 30, 1998. As of June 30, 1998, $10,000,000 was outstanding under the Revolving Debt Facility and $75,000,000 was outstanding under the Term Debt Facility.

  In addition to the restrictions above, the Bank Credit Agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At June 30, 1998, the Company and Catalytica Pharmaceuticals, Inc. were in compliance with the covenants.

  In the second quarter of 1998 following the restructuring of the Bank Credit Agreement, the Company entered into a $50,000,000 interest rate swap, derivative transaction to reduce the Company's exposure to fluctuations in
short-term interest rates.   This interest rate swap transaction effectively
fixed the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.9% for 4 years on $50,000,000 of the Term Debt Facility. The Company accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis.

  During the second quarter of 1998, the Company received a $2.7 million non-interest bearing loan from a customer to be used to finance special equipment requirements. The loan is payable in aggregate annual amounts of (i) $.7 million on December 31, 1999; (ii) $1 million on December 31, 2000; and (iii) $ 1 million on December 31, 2001.

8. FORMATION OF GENXON/(TM)/ JOINT VENTURE WITH WOODWARD GOVERNOR COMPANY

  On October 15, 1996 Catalytica's subsidiary Catalytica Combustion Systems, Inc. ("Combustion Systems") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC, will initially upgrade the combustion systems of installed turbines with XONON, which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.

  Subsequent to the initial funding of $10 million, which was completed during the quarter ended September 30, 1997, continued funding of the joint venture beyond the initial commitment has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. For the three and six months ended June 30, 1998, each partner contributed $1.4 and $2.6 million, respectively, bringing the total combined investment in the joint venture to $19.95 million to date. Although the Company believes that Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions.

  Combustion Systems recognized its 50% share of GENXON losses, of $2.3 million, of which $1.15 million was Combustion Systems' 50% of GENXON's loss for the three months ended June 30, 1998, and $4.6 million, of which $2.3 million was Combustion Systems' 50% of GENXON's loss for the six months ended June 30, 1998. Accordingly, losses on the joint venture were recognized in the results of operations.

  As of June 30, 1998, an account receivable for $271,000 existed from the joint venture for costs incurred by Combustion Systems. Accordingly these costs have not been included in the consolidated entity.

NOTE 9.  INCOME TAXES

  The provision for income taxes for the three and six months ended June 30, 1998 was approximately 7% and 10%, respectively, as compared to 0% for the corresponding periods in 1997. The increase in the estimated annual tax rate is due primarily to state income taxes relating to the Greenville facility coupled with the federal alternative minimum tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties including but not limited to those statements that have been identified by an asterisk ("*") and other statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors" and elsewhere in this Report.

     The Company is creating new businesses that leverage the Company's proprietary catalytic technologies to yield economic and environmental benefits by lowering manufacturing costs and reducing hazardous byproducts. Catalytica currently is focused on applying its capabilities to two primary areas: (i) production of pharmaceutical components and products; (ii) developing advanced combustion systems to reduce toxic emissions generated by natural gas turbines. To pursue these opportunities, the Company has created two operating subsidiaries, Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems"). In addition to market focus, the formation of subsidiaries provides greater flexibility for strategic financial arrangements and business partnerships. A third subsidiary, Catalytica Advanced Technologies ("Advanced Technologies"), is exploring new business opportunities and markets for the Company's technologies.

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

     To raise the cash needed to complete the Acquisition, the Company used a combination of equity and debt financing. With the closing of the Acquisition, the Company completed the sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120,000,000. The Class A and B stock are convertible into common stock of the Company on a share for share basis. In November of 1997, the Company repurchased 5,000,000 of the Class B MSCP shares at $4.75 per share with the proceeds from the issuance of a warrant dividend granted to its stockholders in connection with the financing of the acquisition.

     In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consisted of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. In the quarter ended June 30, 1998, this Credit Agreement was amended to increase the Revolving Debt Facility from $75,000,000 million to $100,000,000. In addition, the Term Debt Facility was reduced from its original balance of $125,000,00 million to $75,000,000. In the second quarter of 1998, the Company also entered into an interest rate swap, derivative transaction which fixed the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.9% plus the spread in the Bank Credit Agreement for 4 years on $50,000,000 of the Term Debt Facility. As of June 30, 1998, $10,000,000 was outstanding under the revolving debt facility and $75,000,000 was outstanding under the Term Debt Facility. (See Note 7 to Unaudited Condensed Consolidated Financial Statements).

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

     Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material affect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses are expected to only modestly impact consolidated results for fiscal year 1998.* The anticipated revenues from the Supply Agreement with Glaxo Wellcome are expected to allow the Company to achieve continued profitable operations for Catalytica Pharmaceuticals throughout 1998, and the consolidated parent Company as well, offsetting losses arising from continued investments in the Company's Combustion Systems and Advanced Technologies businesses.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining additional new customers, including possible new agreements with Glaxo Wellcome.* Profitability on a consolidated basis will depend on the operating results of each of the Company's subsidiaries, particularly the rate of commercial success of Catalytica Combustion Systems*

     Manufacturing at the Greenville Facility is conducted in three district operations: Chemical Manufacturing Operations ("CMO"), Pharmaceutical Product Operations ("PPO") and Sterile Product Operations ("SPO"). There is substantial excess manufacturing capacity immediately available at the PPO and SPO facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture final dosage products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until late in 1998 or 1999 at the earliest.* The inability of Catalytica Pharmaceuticals to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations and financial condition.

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

     On May 8, 1996, Catalytica Pharmaceuticals, announced that Pfizer Inc. ("Pfizer") had signed an agreement to invest $15 million in Catalytica Pharmaceuticals. These funds originally provided Pfizer a 15% interest in Catalytica Pharmaceuticals and a five-year research and development ("R&D") commitment by Catalytica Pharmaceuticals to develop new processes and technology for the manufacture of Pfizer products. Prior to this investment, Catalytica Pharmaceuticals was a wholly-owned subsidiary of Catalytica, Inc. Pursuant to the terms of the Greenville Acquisition, Glaxo Wellcome received approximately a 1.5% equity interest in Catalytica Pharmaceuticals and the Company purchased additional shares of Catalytica Pharmaceuticals, which resulted in Pfizer's ownership interest decreasing to approximately 4.4%. The Company owns the remaining 94.1% outstanding equity interest in Catalytica Pharmaceuticals.

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

     Subsequent to the initial funding of $10 million which was completed during the quarter ended September 30, 1997, continued funding of the joint venture beyond the initial commitment has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. For the three and six months ended June 30, 1998, each partner contributed $1.4 and $2.6 million, respectively, bringing the total combined investment in the joint venture to $19.95 million to date. Although the Company believes that Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions.*

     On January 14, 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation ("Enron"), purchased a 15% minority interest in Catalytica Combustion Systems for $30 million in cash. The Company owns the remaining 85% outstanding equity interest in Catalytica Combustion Systems. In addition, Enron also received a three-year option to purchase an additional 5% of Combustion Systems for $14.4 million in cash. In connection with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Enron the right to exchange the Series B Preferred Stock of Combustion Systems for Catalytica, Inc. Common Stock. After the five year anniversary of the agreement, if Combustion Systems has not undertaken a public offering, in which Combustion Systems receives proceeds of at least $20 million, Enron shall have the right to require the Company to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Common Stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the Series B Preferred Stock and the market value of Catalytica's Common Stock at the time of conversion. Upon consolidation of Combustion Systems into Catalytica, Inc., the Series B Preferred Stock issued to Enron is reflected as $30 million of minority interest.

     The Company's business had not been profitable until the second half of 1997, and as of June 30, 1998, the Company had an accumulated deficit of $38.6 million. To achieve continued profitable operations, the Company must successfully manage the operations of the new Greenville Facility, and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes.* The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products.* The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994 and, with the Acquisition of the Bayview Facility, substantially increased its manufacturing of pharmaceutical products.

RESULTS OF OPERATIONS

     Net revenues for the three and six months ended June 30, 1998 increased by 1,138% and 1,400% respectively, compared to the same quarter in fiscal 1997 due to an increase in product sales attributable to the Greenville Facility and the related Supply Agreement with Glaxo Wellcome. During the three and six months ended June 30, 1998, 88% and 90%, respectively, of the Company's pharmaceutical product revenues were derived from sales to Glaxo Wellcome. As part of the Supply Agreement, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. To the extent the minimum level of revenues exceeds revenues due as a result of product shipments, the Company receives additional payments from Glaxo Wellcome which help offset fixed manufacturing costs associated with manufacturing capacity reserved for Glaxo Wellcome as required in the long term Supply Agreement (See Note 6 to Unaudited Condensed Consolidated Financial Statements). There was a 54% and 29% increase, respectively, in research revenues for the three and six months of 1998 reflecting a milestone payment from GENXON to Combustion Systems and an increase in funded research revenue associated with Advanced Technologies.

     Interest income increased 170% and 208% for the three and six months ended June 30, 1998, respectively, when compared to the same period in 1997. Cash and investments increased due to an increase in product sales and the Enron cash investment in Catalytica Combustion Systems. The Enron cash investment has restrictions related to its use such that these funds cannot be used to retire debt in other Catalytica subsidiaries such as Catalytica Pharmaceuticals.

     Cost of sales increased 1,192% and 1,604% for the three and six months of 1998. The increase in cost of sales reflects increased physical volume of product sales primarily due to an increase in sales attributable to the Greenville Facility and the related Supply Agreement with Glaxo Wellcome. Margins on the pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical manufacturing environment.

     Research and development expenses increased 179% and 127% for the three and six months ended June 30, 1998, as compared to the same periods in 1997. This increase is largely attributable to research and development expenses associated with the Greenville Facility coupled with increased R&D activity associated with Combustion Systems and Advanced Technologies. Research and development expenses may fluctuate from quarter to quarter.

     Selling, general and administrative expenses ("SG&A") increased 283% and 264% for the three and six months ended 1998 compared to the same periods of
1997 largely due to SG&A costs incurred at the Greenville Facility.   SG&A
expenses are expected to increase further in the future as the Company expands it's sales and marketing personnel to sell the available capacity in the Facility.*

     Net interest expense increased 1,815% for the second quarter of 1998 and increased 2,009% for the first six months of 1998 when compared to the same periods last year due to debt associated with the acquisition of the Greenville Facility.

     Combustion Systems recognized its 50% share of GENXON losses, of $2.3 million, of which $1.15 million was Combustion Systems' 50% of GENXON's loss for the three months ended June 30, 1998, and $4.6 million, of which $2.3 million was Combustion Systems' 50% of GENXON's loss for the six months ended June 30, 1998. The Company's capital contribution for the three and six months ended 1998 was $1.4 and $2.6 million, respectively. The Company estimates it may make additional capital contributions to the joint venture during the remainder of 1998.* The Company anticipates GENXON will continue to generate losses during this time frame, and accordingly the Company will record its share of these losses to the extent of its capital contribution.*

     The provision for income taxes for the six months ended June 30, 1998 was approximately 10% as compared to 0% for the corresponding period in 1997. The increase in the estimated annual tax rate is due primarily to state income taxes relating to the Greenville Facility coupled with the federal alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

     Total cash and cash equivalents plus short-term investments increased to $49.3 million at June 30, 1998, compared to $47 million at December 31, 1997. The increase in cash was primarily due to a $30 million investment in Combustion Systems by Enron Ventures Corporation for a 15% ownership in Combustion Systems, largely offset by early payments of $40 million on the Chase Term Debt Facility (See Note 7 to Unaudited Condensed Consolidated Financial Statements), coupled with a net increase in various working capital items associated with the Pharmaceutical business. During the quarter ended June 30, 1998, the Company made early payments of $20 million on the Chase Term Debt Facility.

     During the past several years, the Company has obtained various term loans and lines of credit to fund capital purchases and working capital needs. On July 31, 1997 in conjunction with the Acquisition of the Greenville Facility, the Company, a syndicate of Banks led by Chase Manhattan Bank ("Chase") entered into a Credit

Agreement. In the second quarter of 1998 this Credit Agreement was amended, pursuant to which Catalytica Pharmaceuticals could borrow up to an aggregate of $175,000,000 (the "Debt Facilities"). The Debt Facilities consisted of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $75,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $100,000,000. The Term Debt Facility will mature on December 31, 2002, and amortizes in quarterly installments commencing on December 31, 1999 in aggregate annual amounts of (i) $10,000,000 in the fourth quarter of 1999, (ii) $15,000,000 in the year 2000,
(iii) $20,000,000 in the year 2001, and (iv) $30,000,000 in the year 2002. The
Revolving Debt Facility matures on December 31, 2002. As of June 30, 1998, $10,000,000 was outstanding under the Revolving Debt Facility and $75,000,000 was outstanding under the Term Debt Facility. In the first half of 1998, the Company made early payments of $40 million on the original Chase Term Debt Facility. During the quarter ended June 30, 1998, the Company made early payments of $20 million on the original Chase Term Debt Facility. Because of these early payments and the amendment of the Debt Facilities which includes changes to the amortization schedule, there are no remaining amounts owed in 1998. As of June 30, 1998, the Company was in compliance with various covenants and other restrictions contained in the Chase Debt Agreement and believes that it will remain in compliance.*

     In the second quarter of 1998, the Company entered into an interest rate swap, derivative transaction in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and to diversify a portion of the Company's exposure away from fluctuations in short-term interest rates.
The net effect of the interest rate swap was to fix the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.9% for 4 years on $50,000,000 of the Term Debt Facility.

     The Company's operations to date have required substantial amounts of cash. As part of the financing of the Acquisition of the Greenville Facility, Catalytica Pharmaceuticals incurred approximately $125 million of long-term indebtedness, of which $75 million was outstanding as of June 30, 1998, plus $10 million of short-term indebtedness under the Revolving Debt Facility as of June 30, 1998. The Company and its subsidiary Catalytica Advanced Technology have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations have increased substantially. The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business.* The Company expects to spend approximately $30 million to $40 million during 1998 for capital expenditures primarily at Catalytica Pharmaceuticals.* Because of its cash position of $49.3 million (including short-term investments) and its available line of credit of $100 million as of June 30, 1998 coupled with the anticipated cash flow from operations in 1998, the Company believes that it has adequate funds to meet its working capital needs and debt repayment obligations for at least the next 12 months.*

RISK FACTORS

     HISTORY OF OPERATING LOSSES AND UNCERTAINTY OF FUTURE RESULTS. The Company's business had not been profitable until the quarter ended September 30, 1997. As of June 30, 1998, the Company had an accumulated deficit of $38.6 million. To achieve continued profitable operations, Catalytica must successfully manage the operations of the pharmaceutical manufacturing facility located in Greenville, North Carolina (the "Greenville Facility"), and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes.* The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994. As a result of the acquisition of the Greenville Facility in 1997, it has substantially increased its manufacturing of pharmaceutical products.

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

     Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material effect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses
will be insignificant for 1998.*   The anticipated revenues from the Supply
Agreement entered into with Glaxo Wellcome are expected to allow the Company to achieve profitable operations for Catalytica Pharmaceuticals for 1998.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome.* Manufacturing at the Greenville Facility is conducted in three distinct operations: Chemical Manufacturing Operations ("CMO"), Pharmaceutical Product Operations ("PPO") and Sterile Product Operations ("SPO"). There is substantial excess manufacturing capacity immediately available at the PPO and SPO facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture pharmaceutical and sterile products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until late 1998 or 1999 at the earliest.* Catalytica Pharmaceuticals' inability to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     RELIANCE ON RELATIONSHIP WITH GLAXO WELLCOME. Catalytica Pharmaceuticals estimates that aggregate payments by Glaxo Wellcome under the Supply Agreement, as amended, which commenced on August 1, 1997, and was expanded in the second quarter of 1998, will total approximately $850 million, which include guaranteed minimum payments plus the cost of raw materials.* The annual level of minimum payments declines significantly after 1998, but is expected to continue to represent a significant source of revenue for Catalytica Pharmaceuticals.* Results for Catalytica Pharmaceuticals business is substantially dependent on its Supply Agreement with Glaxo Wellcome during 1998 and 1999, and will continue to be dependent on Glaxo Wellcome in part thereafter until the end of the term of the Supply Agreement.* Catalytica Pharmaceuticals' business and the Company's consolidated results of operations would be adversely affected if Catalytica Pharmaceuticals does not successfully perform its obligations under the Supply Agreement. This could result in increased costs to the Company or in possible termination of the Supply Agreement by Glaxo Wellcome.*

     DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent on the retention of principal members of its management and scientific staff and on the ability to continue to attract, motivate and retain additional key personnel. Competition for such key personnel is intense, and the loss of the services of key personnel or the failure to recruit necessary additional personnel could have a material adverse effect on the Company's operations and on its research and development efforts. The Company does not have non-competition agreements with any of its key employees. The Company's expansion into areas and activities requiring additional expertise, such as manufacturing, marketing and distribution, have placed increased demands on the Company's resources. These activities require the addition of new personnel with expertise in these areas and the development of additional expertise by existing personnel. Any failure on the part of Catalytica Pharmaceuticals to attract or retain necessary personnel would have a material adverse effect on the Company's consolidated results of operations.

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

     The initial capital commitment of the GENXON joint venture partners was $10 million--$2 million from Combustion Systems and $8 million from Woodward-- payable over time as the funds were required by the joint venture. This initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing $1.4 and $2.6 million, respectively, for the three and six months ended June 30, 1998, bringing the total investment in the joint venture to $19.95 million to date. Combustion Systems recognized its 50% share of GENXON losses, of $2.3 million, of which $1.15 million was Combustion Systems 50% of GENXON's loss for the three months ended June 30, 1998, and $4.6 million, of which $2.3 million was Combustion Systems 50% of GENXON's loss for the six months ended June 30, 1998. Accordingly, losses on the joint venture were recognized in the results of operations. The Company expects to make additional capital contributions to the joint venture during the remainder of fiscal 1998 and anticipates GENXON will incur additional losses.* The Company will record its share of these losses to the extent of its capital contribution. Although Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions. If the Company desired to complete any projects being developed by the joint venture, the Company could be required to fund the projects itself if Woodward decides not to make any additional capital contributions to GENXON.* If such an event were to occur, it could have an adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Catalytica Pharmaceuticals expects that significant expenditures may be incurred at the Greenville Facility as a result of new environmental regulations currently under consideration. The United States Environmental Protection Agency (the "EPA") is considering new regulations for the pharmaceutical industry under the authority of the federal Clean Air Act and Clean Water Act. These proposed regulations would require the installation of "Maximum Achievable Control Technology" for certain hazardous air pollutant emissions sources ("Pharmaceutical MACT") and could potentially require the installation of additional pretreatment systems for wastewater discharges.* The EPA is also considering changes to its particulate matter emissions regulations as well as regulation of certain ozone precursor emissions.* As these rules are in the early stages of consideration by the EPA, and as there can be no assurance of their adoption, the additional cost of complying with such regulations cannot be determined at this time. There can be no assurance that Catalytica Pharmaceuticals will not be required to make additional renovations or improvements to comply with environmental laws and regulations in the future. Catalytica Pharmaceuticals' operations, business and assets could be materially adversely affected in the event such environmental laws or regulations require Catalytica Pharmaceuticals to modify the current Greenville Facility substantially or otherwise limit Catalytica Pharmaceuticals' ability to conduct or expand its operations.

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

     INFLUENCE OF ENVIRONMENTAL REGULATIONS ON RATE OF COMMERCIALIZATION. The rate at which industrial companies adopt the Company's catalytic combustion systems will be heavily influenced by the enactment and enforcement of environmental regulations at the federal, state and local levels.* Current federal law governing air pollution generally does not mandate the specific means for controlling emissions, but instead, creates ambient air quality standards for individual geographic regions to attain through individualized planning on a regional basis in light of the general level of air pollution in the region. Federal law requires state and local authorities to determine specific strategies for reducing emissions or specific pollutants. Among other strategies, state and local authorities in all areas which do not meet ambient air quality standards must adopt performance standards for all major new and modified sources of air pollution. The more polluted the air in a particular region has become, the more stringent such controls must be. The Company's revenues will depend, in part, on the standards, permit requirements and programs these state and local authorities promulgate for reducing emissions (including emissions of NOx) addressed by the Company's combustion systems.* Demand for the Company's systems and processes will be affected by how quickly the standards are implemented and the level of reductions required.* Certain industries or companies may successfully delay the implementation of existing or new regulations or purchase or acquire emissions credits from other sources, which could delay or eliminate their need to purchase the Company's systems and processes. Moreover, new environmental regulations may impose different requirements which may not be met by the systems and processes being developed by Catalytica or which may require costly modifications of the Company's products. The United States Congress is currently reviewing existing environmental regulations. There can be no certainty as to whether Congress will amend or modify existing regulations in a manner that could have an adverse effect on demand for the Company's combustion system products.

     COMPETITION AND TECHNOLOGICAL CHANGE. There are numerous competitors in a variety of industries in the United States, Europe and Japan that have commercialized and are working on technologies that could be competitive with those under development by the Company, including both catalytic and other technological approaches. The Company's competitors may develop technologies and systems and processes that are more effective than those being developed by the Company or that would render the Company's technology and systems and processes less competitive or obsolete. In the market for fine chemicals used in pharmaceutical products and in the market for final dosage form of pharmaceutical products, the Company faces its primary competition from pharmaceutical companies that manufacture their own products and from other fine chemicals manufacturers such as Lonza AG and DSM Fine Chemicals. In the combustion systems market, the Company faces its primary competition from large gas turbine power generation manufacturers, such as General Electric Co. ("General Electric"), Allison Engine Company ("Allison") and Solar Turbines Incorporated ("Solar"), each of which is developing competing DLN systems for their own turbines. Many of the Company's competitors in the combustion systems market are also potential customers of the Company, and the Company expects to rely on these potential customers to help commercialize its products.* Most of these competitors have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience than the Company. If these companies are successful in developing such products, the Company's ability to sell its systems and processes would be materially adversely affected. Further, since many of the Company's competitors are existing or potential customers, the Company's ability to gain market share may be limited.

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

     CONCENTRATION OF OWNERSHIP. Morgan Stanley Capital Partners III, L.P. and two affiliated funds (collectively, "MSCP") beneficially own approximately 32% of the voting control of the Company and 47% of the outstanding capital stock of the Company as of June 30, 1998. As a result, MSCP is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of all significant corporate transactions such as any merger, consolidation or sale of all or substantially all of the Company's assets. The Company has granted to MSCP certain contractual rights, including representation on the Company's Board of Directors and committees of the Board of Directors, that will give MSCP additional rights to participate in certain actions to be taken by the Company. Such concentration of ownership and contractual rights may have the effect of delaying, deferring or preventing a change of control of the Company. The sale by MSCP of shares of the Company's capital stock could constitute a change of control under the Company's credit agreement, which would trigger a default of the agreement. MSCP has agreed not to trigger a change of control under the credit agreement. In addition, such concentration of ownership and contractual rights could allow MSCP to prevent significant corporate transactions.

    PART II - OTHER INFORMATION

    Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 16, 1998, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) the re-election of the Board of Directors; (2) amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares; (3) amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares; and (4) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

   Proposal 1.   Election of Directors

             DIRECTOR                                       FOR               ABSTAIN
             --------                                       ---               -------
             James A. Cusumano                               35,572,813             30,043
             Utz Felcht                                      34,495,275          1,107,581
             Richard Fleming                                 35,559,736             43,120
             Alan Goldberg                                   35,556,283             36,573
             Howard I. Hoffen                                35,565,257             37,599
             Ricardo B. Levy                                 35,571,613             31,243
             Ernest Mario                                    35,569,968             32,888
             John A. Urquhart                                34,757,909            844,947


    Proposal 2. Amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares

                                                                                              BROKER
                                                                                              ------
                 FOR                           AGAINST                 ABSTAIN               NON-VOTE
                 ---                           -------                 -------               --------
             26,699,907                        357,522                  73,933               8,471,494

   Proposal 3. Amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares

                                                                                              BROKER
                                                                                              ------
                 FOR                           AGAINST                 ABSTAIN               NON-VOTE
                 ---                           -------                 -------               --------
              26,070,695                        983,159                 77,508               8,471,494

   Proposal 4. Ratification of Appointment of Independent Auditors

                                                                                              BROKER
                                                                                              ------
                 FOR                           AGAINST                 ABSTAIN               NON-VOTE
                 ---                           -------                 -------               --------
             35,522,907                         48,675                  31,274                    0


    Item 5.                     OTHER INFORMATION

   Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information in writing to the secretary of the Company not less than the thirty (30) days nor more than sixty (60) days prior to the first anniversary of the 1998 annual meeting (i.e., June 17, 1999), unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act, as amended.

    Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K

   (a)        Exhibits

             *10.1 Amendment No. 1 to Supply Agreement between Glaxo Wellcome
                   Inc. and Catalytica Pharmaceuticals, Inc. dated May 28, 1998

              10.2 Effectiveness Agreement among Catalytica, Inc. Catalytica
                   Pharmaceuticals, Inc. and The Chase Manhattan Bank dated June 4, 1998, including Exhibit A, $175,000,000 Amended and Restated Credit Agreement

              27.1 Financial Date Schedule


              * Confidential Treatment has been requested for certain portions of this Agreement.

    (b)       Reports on Form 8-K

   The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

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


Date: August 14, 1998
                                    CATALYTICA, INC.
                                    (Registrant)


                                              /s/ Lawrence W. Briscoe
                                    By: _________________________________
                                               Lawrence W. Briscoe
                                            Vice President and Chief
                                               Financial Officer

                                    Signing on behalf of the
                                    registrant and as principal
                                    financial officer