Form 10-Q/A
period 1997-06-30
CATALYTICA INC
filed 1998-08-28
CIK 841466

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

  As of August 26, 1998, there were outstanding 28,175,161 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

    Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits

              **3.1 Corrected Fourth Amended and Restated Certificate of
                      Incorporation of the Company

              **4.1 Stock Purchase Warrant for 2,000,000 Shares of the
                      Registrants Common Stock dated July 31, 1997

            **+10.1 Asset Purchase Agreement Among Glaxo Wellcome Inc. and
                      Catalytica Pharmaceuticals, Inc. and Catalytica, Inc., dated June 25, 1997*

              +10.2 Supply Agreement Between Glaxo Wellcome Inc. and Catalytica
                      Pharmaceuticals, Inc., dated July 31, 1997

             **10.3 Investment Agreement dated as of June 25, 1997 among Morgan
                      Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., MSCP III 892 Investors, L.P. and Catalytica, Inc.

             **10.4 $200,000,000 Credit Agreement dated July 31, 1997, by and among Catalytica, Inc., Catalytica Pharmaceuticals, Inc. and The Chase Manhattan Bank

             **10.5 Pledge Agreement

             **10.6 Security Agreement

             **27.1 Financial Data Schedule

   ------------
    + Confidential treatment has been granted as to certain portions of this
      Agreement.
    * The Company hereby undertakes to furnish supplementally a copy of any omitted schedule of this agreement to the Commission upon request.
   ** Incorporated by reference to the exhibits filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1997.


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


Date: August 27, 1998
                                    CATALYTICA, INC.
                                    (Registrant)


                                              /s/ Lawrence W. Briscoe
                                    By: _________________________________
                                               Lawrence W. Briscoe
                                            Vice President and Chief
                                               Financial Officer

                                    Signing on behalf of the
                                    registrant and as principal
                                    financial officer

                                EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

   **3.1     Corrected Fourth Amended and Restated Certificate of Incorporation
               of the Company

   **4.1     Stock Purchase Warrant for 2,000,000 Shares of the Registrants
               Common Stock dated July 31, 1997

 **+10.1     Asset Purchase Agreement Among Glaxo Wellcome Inc. and Catalytica
               Pharmaceuticals, Inc. and Catalytica, Inc., dated June 25, 1997*

   +10.2     Supply Agreement Between Glaxo Wellcome Inc. and Catalytica
               Pharmaceuticals, Inc., dated July 31, 1997

  **10.3     Investment Agreement dated as of June 25, 1997 among Morgan Stanley
               Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., MSCP III 892 Investors, L.P. and Catalytica, Inc.

  **10.4     $200,000,000 Credit Agreement dated July 31, 1997, by and among
               Catalytica, Inc., Catalytica Pharmaceuticals, Inc. and The Chase Manhattan Bank

  **10.5     Pledge Agreement

  **10.6     Security Agreement

  **27.1     Financial Data Schedule

------------
 + Confidential treatment has been granted as to certain portions of this
   Agreement.
 * The Company hereby undertakes to furnish supplementally a copy of any omitted schedule of this agreement to the Commission upon request.
** Incorporated by reference to the exhibits filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1997.