Form 10-Q
period 1998-09-30
CATALYTICA INC
filed 1998-11-13
CIK 841466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 7, 1998, there were outstanding 28,199,084 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                               SEPTEMBER 30, 1998

                                                                                                          PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

   Unaudited Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997            3

   Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended
   September 30, 1998 and September 30, 1997                                                                 4

   Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
   1998 and September 30, 1997                                                                               5

   Notes to Unaudited Condensed Consolidated Financial Statements                                            6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations               10


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                    24

SIGNATURES                                                                                                  25

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                 1998           1997
                                                                               --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 30,689       $ 35,149
  Short-term investments                                                          5,172         11,918
    Accounts receivable, net                                                     28,294         12,640
  Accounts receivable from joint venture                                            217            967
  Notes receivable from employees                                                   293            405
  Inventory:
     Raw materials                                                               41,926         52,648
     Work in process                                                             45,306         54,883
     Finished goods                                                              11,761          6,714
                                                                               --------       --------
                                                                                 98,993        114,245
       Deferred tax asset                                                           166            166
    Prepaid expenses and other assets                                             2,219          1,939
                                                                               --------       --------
     Total current assets                                                       166,043        177,429
Property, plant and equipment:
        Land                                                                      5,391          5,391
  Equipment                                                                     116,287         99,744
  Buildings and leasehold improvements                                           66,873         65,744
                                                                               --------       --------
                                                                                188,551        170,879
  Less accumulated depreciation and amortization                                (24,669)       (15,075)
                                                                               --------       --------
                                                                                163,882        155,804
Other assets                                                                      3,279          2,040
                                                                               --------       --------
                                                                               $333,204       $335,273
                                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $ 16,119       $ 23,281
  Accrued payroll and related expenses                                           14,162          5,768
  Deferred revenue                                                                1,574          1,848
  Other accrued liabilities                                                       6,719          8,250
  Current portion of long-term debt                                                 305         50,332
  Income taxes payable                                                              661            525
                                                                               --------       --------
     Total current liabilities                                                   39,540         90,004

Long-term debt                                                                   77,709         75,069
Non-current deferred revenue                                                      2,559          3,611
Other accrued liabilities                                                         6,400          6,400
Minority interest                                                                41,000         11,000
Class A and B common stock                                                       97,079         97,079

Stockholders' equity:
  Common stock                                                                       32             28
  Additional paid-in capital                                                    102,156        100,375
  Deferred compensation                                                            (312)          (406)
  Accumulated deficit                                                           (32,959)       (47,887)
                                                                               --------       --------
     Total stockholders' equity                                                  68,917         52,110
                                                                               --------       --------
                                                                               $333,204       $335,273
                                                                               ========       ========

                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                    1998               1997               1998                 1997
                                                   -------            -------           --------              -------
Revenues:
  Product sales                                    $86,072            $66,699           $270,118              $76,020
  Research revenues                                  2,115              1,606              6,280                4,832
                                                   -------            -------           --------              -------
                                                    88,187             68,305            276,398               80,852
Costs and expenses:
  Cost of sales                                     67,896             60,223            222,703               69,310
  Research and development                           6,351              2,470             16,446                6,909
  Selling, general and administrative                5,545              2,139             12,801                4,130
                                                   -------            -------           --------              -------

Total costs and expenses                            79,792             64,832            251,950               80,349

Operating income                                     8,395              3,473             24,448                  503

Interest income                                        616                303              2,171                  808
Interest expense                                    (1,960)            (1,881)            (6,980)              (2,119)
Loss on joint venture                                 (745)            (1,150)            (3,052)              (2,600)
                                                   -------            -------           --------              -------

Income (loss) before income taxes                    6,306                745             16,587               (3,408)

Provision for income taxes                            (662)                (2)            (1,659)                  (2)
                                                   -------            -------           --------              -------

Net income (loss)                                  $ 5,644            $   743           $ 14,928              $(3,410)
                                                   =======            =======           ========              =======
Net income (loss) per share:
Basic                                                $0.10              $0.02              $0.26               $(0.13)
                                                   =======            =======           ========              =======
Diluted                                              $0.09              $0.02              $0.24               $(0.13)
                                                   =======            =======           ========              =======
Number of shares used in computing net
 income (loss) per share:
Basic                                               53,176             40,914             53,054               26,896
                                                   =======            =======           ========              -------
Diluted                                             59,238             44,753             59,044               26,896
                                                   =======            =======           ========              -------

                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              1998           1997
                                                                                            --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $ 14,928       $  (3,410)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activity:
  Depreciation and amortization                                                                9,383           2,552
  Deferred income taxes                                                                           --              --
  Losses in affiliated company                                                                 3,052           2,600
  Changes in:
     Accounts receivable                                                                     (15,654)        (17,038)
     Accounts receivable from joint venture                                                      750             545
     Inventory                                                                                15,252          11,027
     Prepaid expenses and other current assets                                                  (988)           (721)
     Accounts payable                                                                         (7,162)         14,651
     Accrued payroll and related expenses                                                      8,394           3,465
     Deferred revenue                                                                         (1,326)         (1,344)
     Accrued acquisition costs                                                                   (70)            285
     Other accrued liabilities                                                                (1,325)          6,359
                                                                                            --------       ---------
        Net cash provided by operating activities                                             25,234          18,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments                                                                     (28,906)        (13,184)
Maturities of investments                                                                     36,089          21,532
Investment in affiliate company                                                               (3,052)         (2,600)
Disposition of property and equipment                                                            189              --
Acquisition of property and equipment                                                        (17,881)         (3,651)
Acquisition of Glaxo inventory                                                                    --        (117,500)
Acquisition of Glaxo property, plant and equipment                                                --        (130,497)
                                                                                            --------       ---------
        Net cash used in investing activities                                                (13,561)       (245,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts on (issuance of) notes receivable from employees                                   (531)             73
Additions to debt obligations                                                                  2,700         137,726
Payments on debt obligations                                                                 (50,087)         (5,551)
Minority investment                                                                           30,000              --
Issuance of Class A and B common stock, net                                                       --         117,679
Issuance of stock, net of issuance costs                                                       1,785           5,790
                                                                                            --------       ---------
        Net cash provided by (used in) financing activities                                  (16,133)        255,717
                                                                                            --------       ---------

Net increase (decrease) in cash and cash equivalents                                          (4,460)         28,788
Cash and cash equivalents at beginning of period                                              35,149          15,540
                                                                                            --------       ---------
Cash and cash equivalents at end of period                                                  $ 30,689       $  44,328
                                                                                            ========       =========

Non cash financing activities:
Issuance of warrants in conjunction with the Glaxo Wellcome facility acquisition                  --       $   6,500
                                                                                            ========       =========
Issuance of Catalytica Pharmaceutical's Junior Preferred Stock in conjunction with
 the Glaxo Wellcome facility acquisition                                                          --       $   3,000
                                                                                            ========       =========
Assumption of liability in conjunction with Glaxo Wellcome facility acquisition                   --       $   6,400
                                                                                            ========       =========

                            See accompanying notes.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

2. EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share is presented in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. For the nine months ended September 30, 1997, the inclusion of common stock equivalents and the reduction of Catalytica Pharmaceuticals income due to holders of subsidiary stock options is antidilutive, therefore loss per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents for this period. Weighted average shares outstanding for the three and nine months ended September 30, 1998, and the three months ended September 30, 1997 includes Class A and B common shares as Catalytica, Inc. ("the Company") considers Class A and B to be the equivalent of common stock. The periods presented herein have been adjusted to reflect the calculation of EPS in accordance with SFAS No. 128.

  A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  1998              1997           1998           1997
                                                                 -------          -------         -------        -------
NUMERATOR:

  Numerator for basic earnings per share:  Income (loss)
   available to  common shareholders                             $ 5,644          $   743         $14,928        (3,410)

   Less:  Reduction of Catalytica Pharmaceuticals income
    attributable to holders of subsidiary stock options             (384)             (25)           (940)            --
                                                                 -------          -------         -------        -------
  Numerator for diluted earnings (loss) per share                $ 5,260          $   718         $13,988        (3,410)
                                                                 -------          -------         -------        -------
DENOMINATOR:

 Denominator for basic earnings per share
  Weighted-average shares                                         53,176           40,914          53,054         26,896
                                                                 -------          -------         -------        -------
 Effect of dilutive securities:
  Catalytica, Inc. employee stock options                            798              624             764             --
  Catalytica Pharmaceuticals Convertible Preferred Stock           1,668            1,483           1,681             --
  Catalytica Pharmaceuticals Convertible Junior
   Preferred Stock                                                   563              500             567             --
  Catalytica Combustion Systems, Inc. Convertible
   Preferred Stock                                                 2,645               --           2,664             --
  Catalytica, Inc. warrants issued to common shareholders             --            1,187              --             --
  Catalytica, Inc. warrants issued to Glaxo Wellcome,
   Inc.                                                              388               45             314             --
                                                                 -------          -------         -------        -------
     Dilutive potential common shares                              6,062            3,839           5,990             --

 Denominator for diluted earnings (loss) per share
  Adjusted weighted-average shares and assumed
   conversions                                                    59,238           44,753          59,044         26,896
                                                                 -------          -------         -------        -------

 Basic earnings (loss) per share                                   $0.10            $0.02           $0.26        $ (0.13)
                                                                 =======          =======         =======        =======
 Diluted earnings (loss) per share                                 $0.09            $0.02           $0.24        $ (0.13)
                                                                 =======          =======         =======        =======

3. IMPACT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company has no comprehensive earnings adjustments for the three and nine months ended September 30, 1998 and 1997, thus total comprehensive earnings is equal to net earnings (loss).

4. FINANCIAL INSTRUMENTS

  For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase that are planned to be held-to-maturity ($5,171,860 at September 30, 1998) and investments with maturities greater than three months that are available-for-sale (none at September 30, 1998) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at September 30, 1998). All investments at September 30, 1998, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

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

  The Company recognizes revenue under the Supply Agreement with Glaxo Wellcome based upon the minimum revenues under this agreement. All other product revenues are recorded upon shipment. During the three and nine months ended September 30, 1998, the Company recorded $77 and $244 million, respectively, of revenue derived from sales to Glaxo Wellcome.

  As of September 30, 1998, a receivable in the amount of $17.6 million was outstanding from Glaxo Wellcome.

7. DEBT

  In conjunction with the acquisition of the Greenville Facility, the Company entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase Securities, Inc. ("Chase") agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consisted of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. In the quarter ended June 30, 1998, this Credit Agreement was amended to increase the Revolving Debt Facility from $75,000,000 million to $100,000,000. In addition, the Term Debt Facility was reduced from its original balance of $125,000,00 million to $75,000,000. Up to $20,000,000 of the
Revolving Debt Facility is available for the issuance of letters of credit. The Term Debt Facility, which originally matured December 31, 2001, will now mature December 31, 2002 and will amortize in quarterly installments commencing on December 31, 1999. The Credit Agreement, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity and implements restrictions on the Company's ability to declare and pay dividends. The senior secured facility interest rate is a variable interest rate tied to LIBOR. This interest rate was 6.06% as of September 30, 1998. As of September 30, 1998, nothing was outstanding under the Revolving Debt Facility and $75,000,000 was outstanding under the Term Debt Facility.

  In addition to the restrictions above, the Credit Agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At September 30, 1998, the Company and Catalytica Pharmaceuticals, Inc. were in compliance with the covenants.

  In the second quarter of 1998 following the restructuring of the Credit Agreement, the Company entered into a $50,000,000 interest rate swap, derivative transaction to reduce the Company's exposure to fluctuations in
short-term interest rates.   This interest rate swap transaction effectively
fixed the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.59% for 4 years on $50,000,000 of the Term Debt Facility. The Company accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis.

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

8. FORMATION OF GENXON/(TM)/ JOINT VENTURE WITH WOODWARD GOVERNOR COMPANY

  On October 15, 1996 Catalytica's subsidiary Catalytica Combustion Systems, Inc. ("Combustion Systems") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC, was formed to upgrade the combustion systems of installed turbines with XONON, which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.

  Subsequent to the initial funding of $10 million, which was completed during the quarter ended September 30, 1997, continued funding of the joint venture beyond the initial commitment has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. For the three and nine months ended September 30, 1998, each partner contributed $1.7 and $3.35 million, respectively, bringing the total combined investment in the joint venture to $21.4 million to date. Although the Company believes that Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions.

  Combustion Systems recognized its 50% share of GENXON losses of $1.5 million, of which $.7 million was Combustion Systems' 50% of GENXON's loss for the three months ended September 30, 1998, and $6.1 million, of which $3.0 million was Combustion Systems' 50% of GENXON's loss for the nine months ended September 30, 1998. Accordingly, losses on the joint venture were recognized in the results of operations.

  As of September 30, 1998, an account receivable for $217,000 existed from the joint venture for costs incurred by Combustion Systems. Accordingly these costs have not been included in the consolidated entity.

9. INCOME TAXES

  The provision for income taxes for the three and nine months ended September 30, 1998 was approximately 10%, for each period, as compared to 0% for the corresponding periods in 1997. The increase in the estimated annual tax rate is due primarily to state income taxes relating to the Greenville facility coupled with the federal alternative minimum tax.

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

     The Company is creating new businesses that leverage the Company's proprietary catalytic technologies to yield economic and environmental benefits by lowering manufacturing costs and reducing hazardous byproducts.* Catalytica currently is focused on applying its capabilities to two primary areas: (i) production of pharmaceutical components and products; (ii) developing advanced combustion systems to reduce toxic emissions generated by natural gas turbines. To pursue these opportunities, the Company has created two operating subsidiaries, Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems"). In addition to market focus, the formation of subsidiaries provides greater flexibility for strategic financial arrangements and business partnerships. A third subsidiary, Catalytica Advanced Technologies ("Advanced Technologies"), is exploring new business opportunities and markets for the Company's technologies.

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

     In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200,000,000 (the "Debt Facilities"). The Debt Facilities consisted of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75,000,000. In the quarter ended June 30, 1998, this Credit Agreement was amended to increase the Revolving Debt Facility from $75,000,000 million to $100,000,000. In addition, the Term Debt Facility was reduced from its original balance of $125,000,00 million to $75,000,000. In the second quarter of 1998, the Company also entered into an interest rate swap, derivative transaction which fixed the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.59% plus the spread in the Credit Agreement for 4 years on $50,000,000 of the Term Debt Facility. As of September 30, 1998, nothing was outstanding under the revolving debt facility and $75,000,000 was outstanding under the Term Debt Facility. (See Note 7 to Unaudited Condensed Consolidated Financial Statements).

     The additional facilities, employees and business volumes resulting from the Acquisition have substantially increased the expenses and working capital requirements and placed increased burdens on the Company's management resources. Furthermore, the success of the Company's future results depends, in significant part, on the levels of new manufacturing business developed by Catalytica Pharmaceuticals.* In the event Catalytica Pharmaceuticals does not continue to obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Greenville Facility, and with servicing the debt incurred in connection with the acquisition of the Greenville Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected.

     Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material affect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses are expected to only modestly impact consolidated results for fiscal year 1998.* The anticipated revenues from the Supply Agreement with Glaxo Wellcome are expected to allow the Company to achieve continued profitable operations for Catalytica Pharmaceuticals throughout 1998, and the consolidated parent Company as well, offsetting losses arising from continued investments in the Company's Combustion Systems and Advanced Technologies businesses.* After 1998, Catalytica Pharmaceuticals' profitability will depend on its success and timing in continuing to obtain additional new customers, including possible new agreements with Glaxo Wellcome.* Profitability on a consolidated basis will depend on the operating results of each of the Company's subsidiaries, particularly the rate of commercial success of Catalytica Combustion Systems.*

     Manufacturing at the Greenville Facility is conducted in three district operations: Chemical Manufacturing Operations ("CMO"), Pharmaceutical Product Operations ("PPO"), and Sterile Product Operations ("SPO"). There is substantial underutilization of manufacturing capacity at the PPO and SPO facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture final dosage products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until 1999 at the earliest.* The inability of Catalytica Pharmaceuticals to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations and financial condition.

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

     On October 15, 1996 Catalytica's subsidiary Catalytica Combustion Systems Inc. ("Combustion Systems") and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC, was formed to upgrade the combustion systems of installed turbines with XONON which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.

     Subsequent to the initial funding of $10 million, which was completed during the quarter ended September 30, 1997, continued funding of the joint venture beyond the initial commitment has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. For the three and nine months ended September 30, 1998, each partner contributed $1.7 and $3.35 million, respectively, bringing the total combined investment in the joint venture to $21.4 million to date. Although the Company believes that Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions.*

     On January 14, 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation ("Enron"), purchased a 15% minority interest in Catalytica Combustion Systems for $30 million. The Company owns the remaining 85% outstanding equity interest in Catalytica Combustion Systems. In addition, Enron also received a three-year option to purchase an additional 5% of Combustion Systems for $14.4 million. In connection with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Enron the right to exchange the Series B Preferred Stock of Combustion Systems for Catalytica, Inc. Common Stock. After the five year anniversary of the agreement, if Combustion Systems has not undertaken a public offering, in which Combustion Systems receives proceeds of at least $20 million, Enron shall have the right to require the Company to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Catalytica, Inc. Common Stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the Series B Preferred Stock and the market value of Catalytica's Common Stock at the time of conversion. Upon consolidation of Combustion Systems into Catalytica, Inc., the Series B Preferred Stock issued to Enron is reflected as $30 million of minority interest.

     The Company's business had not been profitable until the second half of 1997, and as of September 30, 1998, the Company had an accumulated deficit of $32.9 million. To achieve continued profitable operations, the Company must successfully manage the operations of its Greenville Facility and develop additional business with Glaxo and other customers, and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes.* The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products.* The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994 with the acquisition of the Bayview Facility, and substantially increased its manufacturing and marketing of pharmaceutical products in 1997 with the acquisition of the Greenville Facility.

Results of Operations

     Net revenues for the three and nine months ended September 30, 1998 increased by 29% and 242% respectively, compared to the same quarter in fiscal 1997 due to an increase in product sales attributable to the July 31, 1997 acquisition of the Greenville Facility and the related Supply Agreement with Glaxo Wellcome. The Greenville Facility acquisition contributed to two of the three months of revenue in the third quarter of 1997 which reflects the 29% increase in 1998 third quarter revenue. During the three and nine months ended September 30, 1998, 90% and 91%, respectively, of the Company's pharmaceutical product revenues were derived from sales to Glaxo Wellcome. As part of the Supply Agreement, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. To the extent the minimum level of revenues exceeds revenues due as a result of product shipments, the Company receives additional payments from Glaxo Wellcome which help offset fixed manufacturing costs associated with manufacturing capacity reserved for Glaxo Wellcome as required in the long term Supply Agreement (See Note 6 to Unaudited Condensed Consolidated Financial Statements). There was a 32% and 30% increase, respectively, in research revenues for the three and nine months of 1998 reflecting an increase in funded research associated with Advanced Technologies and Combustion Systems and a milestone payment from GENXON to Combustion Systems in the second quarter.

     Interest income increased 103% and 169% for the three and nine months ended September 30, 1998, respectively, when compared to the same period in 1997. Cash and investments increased due to an increase in product sales and the Enron cash investment in Catalytica Combustion Systems. The Enron cash investment has restrictions related to its use such that these funds cannot be used to retire debt in other Catalytica subsidiaries such as Catalytica Pharmaceuticals.

     Cost of sales increased 13% and 221% for the three and nine months of 1998. The increase in cost of sales reflects increased physical volume of product sales primarily due to an increase in sales attributable to the July 31, 1997 acquisition of the Greenville Facility and the related Supply Agreement with Glaxo Wellcome. The Greenville Facility acquisition contributed to two of the three months of cost of sales in the third quarter of 1997 which reflects the 13% increase in third quarter cost of sales. Operating margins in the third quarter of 1998 were favorably influenced by product mix. Margins on the pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical and dosage form manufacturing environment.

     Research and development expenses increased 157% and 138% for the three and nine months ended September 30, 1998, as compared to the same periods in 1997. This increase is largely attributable to research and development expenses associated with the Greenville Facility coupled with increased R&D activity associated with Combustion Systems and Advanced Technologies. Research and development expenses may fluctuate from quarter to quarter.

     Selling, general and administrative expenses ("SG&A") increased 159% and 210% for the three and nine months ended 1998 compared to the same periods of 1997 largely due to SG&A costs incurred by the addition of SG&A employees at the Greenville Facility. SG&A expenses have increased as the Company has expanded it's sales and marketing personnel to sell the available capacity in the Facility.* SG&A expenses also increased during the third quarter of 1998 due to management incentive accruals related to above plan performance.

     Net interest expense increased 4% for the third quarter of 1998 and increased 229% for the first nine months of 1998 when compared to the same periods last year due to debt associated with the July 31, 1997 acquisition of the Greenville Facility.

     Combustion Systems recognized its 50% share of GENXON losses of $1.5 million, of which $.7 million was Combustion Systems' 50% of GENXON's loss for the three months ended September 30, 1998, and $6.1 million, of which $3.0 million was Combustion Systems' 50% of GENXON's loss for the nine months ended September 30, 1998. The Company's capital contribution for the three and nine months ended 1998 was $.7 and $3.3 million, respectively. The Company estimates it may make additional capital contributions to the joint venture during the remainder of 1998.* The Company anticipates GENXON will continue to generate losses during this time frame, and accordingly the Company will record its share of these losses to the extent of its capital contribution.*

     The provision for income taxes for the three and nine months ended September 30, 1998 was approximately 10% as compared to 0% for the corresponding periods in 1997. The increase in the estimated annual tax rate is due primarily to the Company's recent profitability resulting in state income taxes relating to the Greenville Facility coupled with the federal alternative minimum tax.

Liquidity and Capital Resources

     Total cash and cash equivalents plus short-term investments decreased to $35.9 million at September 30, 1998, compared to $47.1 million at December 31, 1997. The decrease in cash was primarily due to early payments of $50 million on the Chase Term Debt Facility (See Note 7 to Unaudited Condensed Consolidated Financial Statements), coupled with a net increase in various working capital items associated with the Pharmaceutical business, largely offset by a $30 million investment in Combustion Systems by Enron Ventures Corporation for a 15% ownership in Combustion Systems. During the quarter ended September 30, 1998, the Company made early payments of $10 million on the Chase Term Debt Facility.

     During the past several years, the Company has obtained various term loans and lines of credit to fund capital purchases and working capital needs. On July 31, 1997 in conjunction with the acquisition of the Greenville Facility, the Company and a syndicate of Banks led by Chase Manhattan Bank ("Chase") entered into a Credit Agreement. In the second quarter of 1998 this Credit Agreement was amended, pursuant to which Catalytica Pharmaceuticals could borrow up to an aggregate of $175,000,000 (the "Debt Facilities"). The Debt Facilities consisted of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $75,000,000 and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $100,000,000. The Term Debt Facility will mature on December 31, 2002, and amortizes in quarterly installments commencing on December 31, 1999 in aggregate annual amounts of (i) $10,000,000 in the fourth quarter of 1999, (ii) $15,000,000 in the year 2000, (iii) $20,000,000 in the year 2001, and (iv)
$30,000,000 in the year 2002. The Revolving Debt Facility matures on December 31, 2002. As of September 30, 1998, nothing was outstanding under the Revolving Debt Facility and $75,000,000 was outstanding under the Term Debt Facility. In the first three quarters of 1998, the Company made early payments of $50 million on the original Chase Term Debt Facility. During the quarter ended September 30, 1998, the Company made early payments of $10 million on the original Chase Term Debt Facility. Because of these early payments and the amendment of the Debt Facilities which includes changes to the amortization schedule, there are no remaining amounts owed in 1998. As of September 30, 1998, the Company was in compliance with various covenants and other restrictions contained in the Chase Debt Agreement and believes that it will remain in compliance.*

     In the second quarter of 1998, the Company entered into an interest rate swap, derivative transaction in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and to diversify a portion of the Company's exposure away from fluctuations in short-term interest rates.
The net effect of the interest rate swap was to fix the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.9% for 4 years on $50,000,000 of the Term Debt Facility.

     The Company's operations to date have required substantial amounts of cash. As part of the financing of the acquisition of the Greenville Facility, Catalytica Pharmaceuticals incurred approximately $125 million of long-term indebtedness, of which $75 million was outstanding as of September 30, 1998. The Company and its subsidiary Catalytica Advanced Technology have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations have increased substantially. The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals level of business beyond the Supply Agreement with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business.* The Company expects to spend approximately $30 million during 1998 for capital expenditures primarily at Catalytica Pharmaceuticals.* Because of its cash position of $35.9 million (including short-term investments) and its available line of credit of $100 million as of September 30, 1998 coupled with the anticipated cash flow from operations in 1998, the Company believes that it has adequate funds to meet its working capital needs and debt repayment obligations for at least the next 12 months.*

RISK FACTORS

     Year 2000 Computer Systems Compliance. Many computer systems, software, and electronic products require valid dates to work acceptably but are coded to accept only two-digit entries in the date code field. These systems will need to be changed to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 15 months, computer systems, software ("IT Systems"), and other equipment, such as elevators, phones, office equipment, and manufacturing equipment used by many companies may need to be upgraded, repaired, or replaced to comply with "Year 2000" and "leap year" requirements. The Company's existing systems are not yet completely Year 2000 compliant. As a result, the Company is continuing to modify the systems.

     The Company has conducted an internal review of most of its internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory, and embedded systems. The systems affected by the Year 2000 problem are divided into three categories. BUSINESS INFORMATION TECHNOLOGY SYSTEMS comprise any mainframe, midrange, or PC based computer system used in corporate operations. These systems generally involve application code supported by internal staff. MANUFACTURING AUTOMATION SYSTEMS are specific computer and process control systems used in production processes, including programmable logic controllers. These systems generally involve application code that is supported by internal staff or directly by the vendor. EMBEDDED SYSTEMS may comprise any system or device that includes an intelligent processor or chip that is not programmable or cannot be modified without hardware changes. These systems are generally supported by the vendor and are not maintained by internal staff, other than for routine calibration or adjustment (e.g. stand-alone controllers, intelligent field devices, laboratory instruments, telecommunications devices).

     Set forth below is a chart showing the Company's present status of compliance (at September 30, 1998) and internal target dates for compliance.
The Company has prioritized the remediation effort to fix critical business systems first, non-critical systems second, and cosmetic changes to reports and displays last. Key critical business systems, such as Financials (General Ledger, Purchasing, Accounts Payable, Accounts Receivable, and Fixed Assets) and Material Requirements Planning, are currently 100% compliant. Remaining critical and non-critical business systems are expected to be completed by mid-1999 and cosmetic changes to reports and displays are anticipated to be completed in fourth quarter 1999. *

PRESENT YEAR 2000 STATUS AS OF SEPTEMBER 30, 1998
-------------------------------------------------


                                        RESOLUTION PHASES
----------------------------------------------------------------------------------------------
EXPOSURE TYPE               ASSESSMENT       REMEDIATION        TESTING       IMPLEMENTATION
----------------------------------------------------------------------------------------------
BUSINESS INFORMATION      100% Complete     71 % Complete    61% Complete      51% Complete
 TECHNOLOGY SYSTEMS

    Expected Completion                     November 1999    November 1999     December 1999
----------------------------------------------------------------------------------------------
MANUFACTURING              87% Complete     82% Complete     77% Complete      63% Complete
 AUTOMATION SYSTEMS

    Expected Completion   December 1998       July 1999        July 1999      September 1999
----------------------------------------------------------------------------------------------
EMBEDDED SYSTEMS           78% Complete     63% Complete     63% Complete      63% Complete

    Expected Completion   December 1998    September 1999   September 1999    September 1999
----------------------------------------------------------------------------------------------

     Assessment of potential problems in business information technology systems is complete; assessment of manufacturing automation systems and embedded systems is in progress and is expected to be complete in the fourth quarter of 1998.* Testing and remediation of Business Information Technology Systems, Manufacturing Automation Systems, and Embedded Systems is in progress. All phases of these efforts are expected to be successfully completed during 1999.*

     As part of the Company's review to assure compliance with Year 2000, the Company has formed a task force (the "Task Force") to oversee Year 2000 and leap year issues.* The Task Force has reviewed all IT Systems and Non-IT Systems that have been determined not to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure such compliance.* The Company has evaluated its systems for Year 2000 and leap year compliance. Remediation of problems discovered will be corrected through internal efforts, vendor upgrades, replacement, or decommissioning of obsolete systems and equipment.* External and internal costs associated with these efforts are currently expected to be approximately $7 million.* In conjunction with the purchase of the Greenville site, Glaxo Wellcome has agreed to reimburse Catalytica for $4 million of these costs. As of September 30, 1998, the Company had spent $3.4 million on costs associated with the Year 2000 effort of which $2.5 million is to be reimbursed by Glaxo Wellcome.* Catalytica does not expect the costs relating to Year 2000 remediation to have a material effect on results of operations or financial condition.*

     The Company has contacted its major customers, vendors, and service suppliers whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness to determine potential exposure to Year 2000 issues. The Company has been informed by 65 per cent of its major customers, vendors, and service suppliers that such suppliers will be Year 2000 compliant by the Year 2000.

     Failure of these third parties systems to timely achieve Year 2000 compliance could have a material adverse effect on the business, financial condition, results of operation and prospects of the Company. Year 2000 problems could affect many of the Company's production, distribution, plant equipment, financial, and administrative operations. Systems critical to the business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications.

     As part of contingency planning, Catalytica is developing procedures for those areas that are critical to its business. These plans will be designed to mitigate serious disruptions to the business beyond the end of 1999.* The major efforts in contingency planning will occur in the last quarter of 1998 and the first half of 1999, with the expectation that contingency plans will be in place by the end of the second quarter of 1999.* Based on current plans and efforts to date, the Company does not anticipate that Year 2000 problems will have a material effect on results of operations or financial condition.*

     The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers.

     Failure to provide Year 2000 and leap year compliant business solutions to customers or to receive such business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

     UNCERTAINTY OF FUTURE RESULTS. To achieve continued profitable operations, Catalytica must successfully manage the operations of the pharmaceutical manufacturing facility located in Greenville, North Carolina (the "Greenville

Facility"), and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes.* The Company began manufacturing, marketing and selling pharmaceutical intermediates in 1994. As a result of the acquisition of the Greenville
Facility in 1997, it has substantially increased its manufacturing of pharmaceutical products. The Company's business first achieved profitability in the quarter ended September 30, 1997.

     The Company's profitability is dependent on the continued profitability of Catalytica Pharmaceuticals and the extent of the losses in its other operating subsidiaries.* Catalytica Pharmaceuticals' profitability will depend on its success and timing in continuing to obtain new customers, including possible new agreements with Glaxo Wellcome.* In the event Catalytica Pharmaceuticals does not continue to obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Greenville Facility, and with servicing the debt incurred in connection with the acquisition of the Greenville Facility, the Company's consolidated results of operations and financial condition would be materially adversely affected. Manufacturing at the Greenville Facility is conducted in three distinct operations: Chemical Manufacturing Operations ("CMO"), Pharmaceutical Product Operations ("PPO") and Sterile Product Operations ("SPO"). There is substantial underutilization of manufacturing capacity at the PPO and SPO facilities, and because of the long lead times required to obtain necessary regulatory approvals to manufacture pharmaceutical and sterile products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities until 1999 at the earliest.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company anticipates its operating results will fluctuate from quarter to quarter as a result of differences in the amount and timing of expenses incurred and revenues received. In particular, the Company's operating results are affected by the size and timing of receipt of orders for and shipments of its pharmaceuticals products coupled with changes in product mix, as well as the amount and timing of payments and expenses under the Company's research and development contracts.

     RELIANCE ON RELATIONSHIP WITH GLAXO WELLCOME. Catalytica Pharmaceuticals estimates that aggregate payments by Glaxo Wellcome under the Supply Agreement, as amended, which commenced on August 1, 1997, and was expanded in the second quarter of 1998, will total approximately $850 million, which include guaranteed minimum payments plus the cost of raw materials.* The annual level of minimum payments declines significantly after 1998, but is expected to continue to represent a significant source of revenue for Catalytica Pharmaceuticals.* Results for Catalytica Pharmaceuticals business is substantially dependent on its Supply Agreement with Glaxo Wellcome during 1998 and 1999, and will continue to be dependent on Glaxo Wellcome in part thereafter until the end of the term of the Supply Agreement.* Catalytica Pharmaceuticals' business and the Company's consolidated results of operations would be adversely affected if Catalytica Pharmaceuticals does not successfully perform its obligations under the Supply Agreement. This could result in increased costs to the Company or in possible termination of the Supply Agreement by Glaxo Wellcome.*

     DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent on the retention of principal members of its management and scientific staff and on the ability to continue to attract, motivate and retain additional key personnel.* Competition for such key personnel is intense, and the loss of the services of key personnel or the failure to recruit necessary additional personnel could have a material adverse effect on the Company's operations and on its research and development efforts. The Company does not have non-competition agreements with any of its key employees. The Company's expansion into areas and activities requiring additional expertise, such as manufacturing, marketing and distribution, have placed increased demands on the Company's resources. These activities require the addition of new personnel with expertise in these areas and the development of additional expertise by existing personnel. Any failure on the part of Catalytica Pharmaceuticals to attract or retain necessary personnel would have a material adverse effect on the Company's consolidated results of operations.

     UNCERTAINTIES RELATED TO COMBUSTION SYSTEMS BUSINESS. The Company, through its subsidiary Catalytica Combustion Systems, Inc. ("Combustion Systems"), and the GENXON joint venture, is still conducting research and development on its combustion systems. Prior to commercialization of its combustion systems, the Company's products will be required to undergo rigorous testing by turbine manufacturers. Ultimate sales of the Company's combustion system products will depend upon the acceptance and use of the Company's technology by a limited number of turbine manufacturers and the Company's ability to enter into commercial relationships with these manufacturers.* The Company's subsidiary, Combustion Systems, is currently working with leading turbine manufacturers, including: Pratt & Whitney Canada, Inc., General Electric, Allison Engine Co., a subsidiary of Rolls Royce, and Solar, a subsidiary of Caterpillar, Inc. In addition, through its joint venture company GENXON, Combustion Systems is developing complete combustor systems for AGC, to be used on small Kawasaki Heavy Industries turbines for mobile cogeneration applications.* GENXON is also developing complete combustor systems utilizing Catalytica's combustion technology for end users to be retrofitted on older out-of-warranty turbines no longer supported by OEM's.* Neither the Company, its subsidiary Combustion Systems, nor the joint venture company GENXON have formal long-term agreements in place with many of these companies. The Company's ability to complete research and development and introduce commercial systems for these markets could be adversely affected if any of these companies terminated its relationship with the Company or GENXON. If such terminations occurred, there is no assurance as to whether the Company could enter into a similar relationship with another manufacturer.

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

     In October 1996 Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC ("GENXON"), was formed to upgrade the combustion systems of installed turbines with XONON which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets. GENXON plans to deliver an integrated product which includes Combustion Systems' system for ultra low NOx emissions and Woodward's control systems.* Unlike Catalytica Combustion Systems' efforts to date, which have focused only on the design of the catalyst assembly, GENXON is developing entire combustion systems. The development of complete combustion systems by GENXON to serve the retrofit market will require the design of new combustion chambers to be retrofitted on existing turbines. This new combustion chamber will incorporate a XONON catalyst.* There can be no assurance that GENXON will be successful in developing new combustion chambers that will work in lieu of the current design that does not incorporate a catalyst. There can be no assurance that GENXON's products will be economically attractive when compared to competitive products.

     The initial capital commitment of the GENXON joint venture partners was $10 million--$2 million from Combustion Systems and $8 million from Woodward-- payable over time as the funds were required by the joint venture. This initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing $1.7 and $3.35 million, respectively, for the three and nine months ended September 30, 1998, bringing the total investment in the joint venture to $21.4 million to date. Combustion Systems recognized its 50% share of GENXON losses, of $1.5 million, of which $.7 million was Combustion Systems 50% of GENXON's loss for the three months ended September 30, 1998, and $6.1 million, of which $3.0 million was Combustion Systems 50% of GENXON's loss for the nine months ended September 30, 1998. Accordingly, losses on the joint venture were recognized in the results of operations. The Company expects to make additional capital contributions to the joint venture during the remainder of fiscal 1998 and anticipates GENXON will incur additional losses.* The Company will record its share of these losses to the extent of its capital contribution. Although Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions. If the Company desired to complete any projects being developed by the joint venture, the Company could be required to fund the projects itself if Woodward decides not to make any additional capital contributions to GENXON.* If such an event were to occur, it could have an adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Catalytica Pharmaceuticals expects that significant expenditures may be incurred at the Greenville Facility as a result of new environmental regulations.* As of September 21, 1998, the United States Environmental Protection Agency (the "EPA") has issued, new regulations for the pharmaceutical industry under the authority of the federal Clean Air Act and Clean Water Act. These proposed regulations will require the installation of "Maximum Achievable Control Technology" for certain hazardous air pollutant emissions sources ("Pharmaceutical MACT") and could potentially require the installation of additional pretreatment systems for wastewater discharges.* The EPA is also considering changes to its particulate matter emissions regulations as well as regulation of certain ozone precursor emissions.* As these rules are in the early stages of consideration by the EPA, and as there can be no assurance of their adoption, the additional cost of complying with such regulations cannot be determined at this time. There can be no assurance that Catalytica Pharmaceuticals will not be required to make additional renovations or improvements to comply with environmental laws and regulations in the future. Catalytica Pharmaceuticals' operations, business and assets could be materially adversely affected in the event such environmental laws or regulations require Catalytica Pharmaceuticals to modify the current Greenville Facility substantially or otherwise limit Catalytica Pharmaceuticals' ability to conduct or expand its operations.

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

     CONCENTRATION OF OWNERSHIP. Morgan Stanley Capital Partners III, L.P. and two affiliated funds (collectively, "MSCP") beneficially own approximately 32% of the voting control of the Company and 47% of the outstanding capital stock of the Company as of September 30, 1998. As a result, MSCP is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of all significant corporate transactions such as any merger, consolidation or sale of all or substantially all of the Company's assets. The Company has granted to MSCP certain contractual rights, including representation on the Company's Board of Directors and committees of the Board of Directors, that will give MSCP additional rights to participate in certain actions to be taken by the Company. Such concentration of ownership and contractual rights may have the effect of delaying, deferring or preventing a change of control of the Company. The sale by MSCP of shares of the Company's capital stock could constitute a change of control under the Company's credit agreement, which would trigger a default of the agreement. MSCP has agreed not to trigger a change of control under the credit agreement. In addition, such concentration of ownership and contractual rights could allow MSCP to prevent significant corporate transactions.

PART II--OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                10.1 Catalytica Combustion Systems, Inc. 1995 Stock Plan, as amended, and related form of Stock Option Agreement

                10.2 Catalytica Pharmaceuticals, Inc. 1995 Stock Plan, as amended, and related form of Stock Option Agreement

                27.1    Financial Data Schedule

          (b)   Reports on Form 8-K

                   The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

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


Date: November 13, 1998
                                    CATALYTICA, INC.
                                    (Registrant)


                                    BY:  /S/ LAWRENCE W. BRISCOE
                                       ---------------------------------
                                             Lawrence W. Briscoe
                                           Vice President and Chief
                                              Financial Officer

                                    Signing on behalf of the
                                    registrant and as principal
                                    financial officer