Form 10-K
period 1998-12-31
CATALYTICA INC
filed 1999-03-30
CIK 841466

================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended December 31, 1998
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ____________ to
    ____________.

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

                               [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 26, 1999, there were outstanding 28,429,380 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on The NASDAQ National Market on February 26, 1999) was $405,118,665. For purposes of this disclosure, shares of Common Stock held by each officer and director of the Registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.

================================================================================

                              CATALYTICA, INC.

                         Annual Report on Form 10-K

                              Table of Contents

                              December 31, 1998


                                                                       Page No.
                                                                       --------
                                     PART I

Item 1.    Business                                                        2
Item 2.    Properties                                                     28
Item 3.    Legal Proceedings                                              29
Item 4.    Submission of Matters to a Vote of Security Holders            29

                                    PART II

Item 5.    Market for the Registrant's Common Stock and
           Related Stockholder Matters                                    30
Item 6.    Selected Consolidated Financial Data                           31
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            32
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk     60
Item 8.    Consolidated Financial Statements and
           Supplementary Data                                             61
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                            62

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant            63
Item 11.    Executive Compensation                                        63
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                    63
Item 13.    Certain Relationships and Related Transactions                63

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                      64

COMPANY INFORMATION

  This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and elsewhere in this report. Forward-looking statements include, but are not limited to, those statements that are indicated by an asterisk (*). References to "Catalytica" and the "Company" refer to Catalytica, Inc. and its subsidiaries.


ITEM 1.      Business

Overview

  Catalytica, Inc. ("Catalytica" or "the Company") builds business in high growth industries where the Company's technologies optimize manufacturing and solve environmental problems. To enhance its market focus, and increase flexibility for strategic financial arrangements and business partnerships, the Company has created three operating subsidiaries: Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals"), Catalytica Combustion Systems, Inc. ("Combustion Systems"), and Catalytica Advanced Technologies, Inc. ("Advanced Technologies").

  Catalytica Pharmaceuticals provides the pharmaceutical and biotech industries with comprehensive skills and demonstrated commercial experience in a broad spectrum of areas extending from drug process development through drug formulation, manufacturing and packaging. Combustion Systems applies proprietary catalytic technologies to industrial gas turbines enabling the production of clean, cost-effective electricity. Advanced Technologies identifies and develops new technologies that offer potential value to industries where manufacturing or environmental issues play a central role.

  Catalytica's basic technology derives from new and improved catalytic systems. A catalyst is a substance that initiates, accelerates, and determines the products of a chemical reaction. In a catalytic process, compounds are changed or combined at the molecular level to create a desired product. Highly selective catalysts can improve industrial process economics by making possible more efficient use of raw materials, reducing energy requirements, increasing manufacturing yields and eliminating or minimizing the formation or use of environmental pollutants. As a result, catalyst design and performance can have a significant impact on operating and capital costs across a variety of industries.

  As a result of the broad applications of catalysis, the Company believes that there are numerous untapped opportunities for its technology. However, it has chosen to focus on what it believes are markets that offer substantial opportunity and where gaining entry through its catalytic technologies offers a competitive advantage.

  Catalytica Pharmaceuticals, formerly known as Catalytica Fine Chemicals, began operations to optimize the manufacture of chemical entities through the use of catalysis. Following successful endeavors in this area, Catalytica recognized the growing opportunities as a development and manufacturing partner to the pharmaceutical industry, expanding its scope significantly.* It is currently undertaking to capitalize on market opportunities created by major changes that are occurring in the pharmaceutical industry that are causing pharmaceutical companies to outsource drug development and manufacturing activities.* These changes include increased pricing pressures on pharmaceutical companies, the need to shorten drug development cycles and more stringent environmental and FDA regulations.

  In July 1997, Catalytica purchased a full-scale pharmaceutical manufacturing operation in Greenville, North Carolina (the "Greenville Facility"). It currently supplies a full range of products and/or services to customers that include Allergan, Inc. ("Allergan"), Amgen, Inc. ("Amgen"), Astra USA, Inc. ("Astra"), CV Therapeutics, Inc. ("CV Therapeutics"), Glaxo Wellcome, Inc. ("Glaxo Wellcome"), IDEC Pharmaceuticals ("IDEC"), Monarch Pharmaceuticals ("Monarch"), Medeva Pharmaceuticals ("Medeva"), Pfizer, Inc. ("Pfizer"), Vertex Pharmaceuticals, Inc. ("Vertex"), and Warner Lambert Company ("Warner Lambert").

  Combustion Systems is developing its proprietary XONON(R) pollution prevention system. Through the use of catalytic technology, XONON reduces or eliminates certain toxic emissions produced by natural gas turbines, including NOx, carbon monoxide and unburned hydrocarbons. Combustion Systems' proprietary products are being developed for use by utilities and other users of power generation systems. Combustion Systems is currently working with leading turbine manufacturers, including: General Electric, Allison Engine Company, a subsidiary of Rolls Royce, and Solar Turbines, a subsidiary of Caterpillar, Inc.

  Advanced Technologies identifies and develops new commercial opportunities where application of the Company's core expertise contributes unique value. It is currently engaged in a number of research and development, consulting, and special projects, primarily in the petroleum and petrochemical industries.*

Catalytica Pharmaceuticals

Industry Background

  The pharmaceutical industry has been undergoing significant change over the past several years. As part of that change, many pharmaceutical companies have recognized that their competitive differentiation comes from effective drug discovery and strong product marketing and sales. Focusing on these core competencies has led to the outsourcing of other parts of the business.

  Initial success in outsourcing certain functions, such as management of clinical studies, data analysis of these studies, and manufacture of certain intermediate agents for drugs, has led pharmaceutical industry participants to begin to outsource other key activities, including the development of optimal drug manufacturing processes, drug formulations, and the manufacture of the drug products.* The market drivers for this outsourcing trend include:

  Demands for Higher Productivity. Pressure on large pharmaceutical companies to sustain the growth rates realized in the last several years has led to a step change in the expectations of the number of new drugs to be introduced commercially. Several pharmaceutical companies have announced their intentions to bring three to five new chemical entities ("NCEs") to market per year within the next two or three years. This compares to the current industry average of less than one NCE introduced per year. Therefore, to augment their own pipelines, a significant increase in the numbers of strategic alliances has occurred. Between 1986 and 1996, a four fold increase in these alliances has been realized as the established companies attempt to harness the new compound pipelines of biotechnology start-ups and virtual pharmaceutical companies.

  Increased Competitive Pressures. An increase in the acceptance of lower-priced generic drugs is causing pharmaceutical companies to scrutinize their manufacturing operations for better utilization of resources that translate to reduced manufacturing costs. Over the next few years a large number of branded drugs will lose patent exclusivity, creating added competition from multiple generic alternatives.

  Increased pricing pressures. Increased penetration by managed health care companies and a continued focus on the cost of publicly sponsored healthcare programs, such as Medicare and Medicaid, has resulted in increasing pressure for lower priced drugs. In order to maintain margins, pharmaceutical companies are focusing on optimizing efficiencies in all aspects of their business, including manufacturing.

  Need to Shorten Drug Development Cycles. To shorten the "time to market" for a new drug, pharmaceutical companies are focusing on cost effective chemical development and optimization of product manufacturing protocols as early as possible in the drug development cycle. As a result, they are turning to outside suppliers that are capable of providing the full spectrum of drug manufacturing needs from small research quantities to clinical trial samples to large commercial volumes.

  Efficient Use of Resources. Additional pressures are felt as the cost of the R&D effort to bring a new drug to market has increased from an average of $231 million in 1987 to $500 million in 1997. This pressure has resulted in greater demands for higher productivity throughout all phases of the drug development process.

  Requirement to Meet More Stringent FDA and Environmental Regulations. New FDA regulations have resulted in increased demand for higher levels of drug purity and increased environmental burdens are being imposed upon the pharmaceutical industry due to significant toxic waste production that is a byproduct of complex manufacturing processes. The increase in manufacturing costs due to higher waste-handling and processing costs combined with requirements for higher levels of drug purity has necessitated improvements in manufacturing processes.

Strategy

  Catalytica Pharmaceuticals' objective is to become a compelling drug development and manufacturing partner of pharmaceutical and biotechnology companies by offering a fully integrated solution to pharmaceutical development and manufacturing.

  Consistent with its objective, Catalytica Pharmaceuticals has systematically strengthened its capabilities in both the technical and manufacturing sides of its business. Its technical endeavors have been focused on manufacturing processes that are environmentally cleaner and that enable fewer chemical reaction steps, require less equipment, utilize raw materials more efficiently, optimize the pharmaceutical process, and improve drug formulation. Its manufacturing efforts have focused on obtaining state of the art facilities that will enable complete participation in every phase of the pharmaceutical drug manufacturing process.

  Catalytica Pharmaceuticals currently has research, pilot scale, and manufacturing facilities that enable it to combine a strong technological capability to develop manufacturing and drug formulation methods for pharmaceuticals with a comprehensive manufacturing operation that can produce products in a cost-effective, reliable, responsive, and high quality manner. Thus, Catalytica Pharmaceuticals believes that it offers a fully integrated solution to pharmaceutical manufacturing by providing the full spectrum of participation in the drug development process, from early stage drug molecule optimization to full scale drug production.*

  Moreover, Catalytica Pharmaceuticals believes pharmaceutical companies have recognized that establishing "preferred partners" for outsourcing yields significant benefits.* It not only permits a tighter integration between the supplier and the customer, but also establishes long-standing relationships that engender confidence in the capabilities of the supplier. As such, Catalytica Pharmaceuticals has established supply relationships with many pharmaceutical and biotech companies and continues to work with these customers to expand its relationships as well as seek new customers to further its market participation in the industry.

History and Background

  Catalytica has been engaged in research, development and optimization of manufacturing processes for drug candidates and approved drug substances with large pharmaceutical companies, such as Pfizer and Merck, since 1992. As a result of this work, Catalytica Pharmaceuticals, previously known as Catalytica Fine Chemicals, recognized both the growing trend toward outsourcing and the necessity for cleaner and more efficient manufacturing processes within the pharmaceutical industry.

  Following careful assessment of these market opportunities and Catalytica's ability to offer measurable advantages to the industry, Catalytica systematically began to evaluate and acquire resources to become a major player in the pharmaceutical outsourcing market. In December 1993, it acquired a manufacturing facility in California as a first step to serve this growing market opportunity. Combined with its established chemical research and development capabilities, this acquisition permitted Catalytica Pharmaceuticals to begin serving major pharmaceutical customers and to establish itself as a viable and attractive supplier of intermediates utilized in drug substances.

  In furtherance of its strategy, on July 31, 1997, Catalytica Pharmaceuticals acquired the pharmaceutical development and manufacturing facility of Glaxo Wellcome located in Greenville, North Carolina. The Greenville Facility was purchased as a fully operating facility with three to five year contracts for continuing manufacture of important

Glaxo Wellcome products. In addition to this business base, the site offered additional capacity for new customer business.

  With the acquisition of the Greenville Facility, Catalytica Pharmaceuticals has an integrated capability to produce intermediate chemicals, to synthesize bulk active drug substance, and to formulate and package final dosage form products. The Greenville Facility also includes a state-of-the-art sterile products facility capable of producing injectable formulations. Availability of such sterile facilities is limited and therefore may offer a competitive advantage to Catalytica Pharmaceuticals.*

  The Company believes that the Greenville Facility permits Catalytica Pharmaceuticals to offer a fully integrated supply capability that is unique among outsourcing operations, and offer important advantages to potential customers.* The Greenville Facility enables Catalytica Pharmaceuticals to combine technological excellence and innovation with expanded manufacturing scale and state of the art facilities.

Current Operations

  Catalytica Pharmaceuticals currently operates a full service pharmaceutical development and manufacturing operation. Its customers range from small biotech companies that have little or no internal manufacturing capabilities to large pharmaceutical companies that outsource manufacturing to numerous suppliers.

   In 1998, Catalytica Pharmaceuticals' revenues were derived primarily from production of Glaxo Wellcome products that were manufactured under its contracts from the July 1997 acquisition of the Greenville Facility. In June 1998 and March 1999, Catalytica Pharmaceuticals announced amendments to certain portions of this supply agreement that extended production of certain products beyond the term specified in the original supply agreement.

  Several new customer contracts were initiated in the latter half of 1997 and in 1998 that established the foundation for future growth and contributed modestly to revenue in 1998. Because pharmaceutical drug manufacturing is a highly regulated industry, it requires significant documentation and validation of manufacturing processes and quality control assurance prior to approval of a facility to manufacture a specific drug. As a result, there can be considerable transition time between the initiation of a contract to manufacture product and the actual initiation of manufacture of that product. Catalytica Pharmaceuticals has entered into several supply agreements that are currently in various phases of the FDA regulatory approval process. The impact of this business cannot be fully realized until such approvals are achieved. Catalytica Pharmaceuticals believes that there will be an increase in the percent of new business contribution to revenue in 1999 and beyond.*

  Catalytica Pharmaceuticals currently collaborates with a number of customers in the development of efficient manufacturing processes at the research and clinical samples stage and successfully scales-up such processes for the manufacture of commercial volumes of drugs. In early 1996, Catalytica Pharmaceuticals entered into a five-year cooperative process research and development program with Pfizer to establish economically viable synthetic methods for select drug candidates in their pipeline. At the initiation of the agreement, Pfizer also made an equity investment in Catalytica Pharmaceuticals. Consistent with its objective to broaden its customer relationships, Catalytica Pharmaceuticals' activity with Pfizer was expanded in 1998 to include the development of new drug formulations.

  Today Catalytica Pharmaceuticals customer list includes a number of key pharmaceutical and biotech companies, including Allergan, Amgen, Astra, CV Therapeutics, Glaxo Wellcome, IDEC, Monarch, Medeva, Pfizer, Vertex, and Warner Lambert.

Technology and Expertise

  Catalytica Pharmaceuticals has an extensive intellectual property base and expertise in catalytic science and engineering, and through the Greenville Facility acquisition, in product development and formulation. The Company's staff draws on its experience of many years of catalytic process development in the petroleum and petrochemical industry, where high yields and efficient manufacturing represent important competitive factors. Catalytica's technical staff includes organic and analytical chemists, and chemical engineers, many of whom hold Ph.D.'s. These scientists have a broad background in the discovery, development and scale-up of novel catalysts and catalytic processes that are relevant to developing efficient manufacturing processes of pharmaceutical intermediates and bulk actives and in the formulation and manufacturing of pharmaceutical dosage forms.

  In addition Catalytica Pharmaceuticals has an active program to identify technology from external sources that are likely to provide commercial value. In this regard, Catalytica Pharmaceuticals has been granted an exclusive license to practice asymmetric hydrogenation technology developed by Professor Zhang at Penn State University for applications in pharmaceutical and animal health industries. Additionally, Catalytica Pharmaceuticals has been granted a license to use a method for the asymmetric epoxidation of trans-olefins developed by Professor Shi at Colorado State University. These two methodologies provide novel means to establish chiral sites in drug molecules.

Manufacturing

The Greenville Facility

  Catalytica acquired the Greenville Facility in July 1997 from Glaxo Wellcome, a company formed as a result of the 1995 merger of Glaxo plc and Wellcome plc. The site was originally developed by Burroughs Wellcome from a green field site in 1969 to its current state through a series of construction programs over the years. The latest and most advanced part of the facility, the sterile manufacturing complex, was completed in 1995. The site comprises 584 acres of land, approximately 165 of which are developed by 49 buildings totaling 1.77 million square feet of space. The site has approximately 1,250 full-time employees. The employees are not represented by a labor union.

  The site is used to develop and manufacture chemical intermediates and bulk drug products and to formulate and package those drugs into individual dosage forms for shipment both domestically and internationally. Manufacturing at the site is conducted in three distinct operations: chemical, pharmaceutical and sterile manufacturing. One of the potential advantages of the Greenville Facility is the ability to integrate the production and packaging in individual dosage form of the final pharmaceutical product starting from relatively basic raw materials.*

  Chemical Manufacturing Operations ("CMO"), involves the basic preparation of the desired drug substance, in bulk form, primarily by chemical synthesis, although one product, digoxin, is prepared by solvent extraction from leaves of digitalis plants grown commercially for this purpose. Carefully selected and purified raw materials are processed through complex chemical reactions under tightly prescribed and controlled conditions. Each step typically involves separation and purification of a derived intermediate chemical that then proceeds to the next reaction step. The final reaction produces the desired drug which then is separated, purified, dried, sometimes ground to appropriate particle size, and then delivered to bulk storage. This bulk product may be shipped as such to another site for further processing, passed to the Pharmaceutical Production Operations ("PPO") facility for compounding into non-sterile dosage forms and packaging, or delivered to the Sterile Production Operations ("SPO") facility for further processing and ultimately sterile packaging.

  The chemical reactions involved in CMO manufacturing are carried out in batches in closed, pressurized reaction vessels, generally 500-2,000 gallons in capacity, in a liquid medium at carefully regulated temperature and pressure. Depending on the reaction, such vessels may be glass-lined, stainless steel, or another alloy material. Each such reactor is equipped with appropriate pumps, condensers, separation equipment or other equipment as required by the process. There is a high degree of automation and in many cases all important operating variables are monitored and recorded by computer systems. Carefully documented and approved quality control testing procedures are followed, results recorded, and samples retained for future reference. The collection of equipment, instrumentation, utilities, supplies and other services necessary to carry out any particular reaction are considered a production module. Because of the differences in specific reaction requirements, such modules may be well adapted for certain reactions but not for others. Although modules are built to be reasonably general purpose, there are certain limitations on their flexibility.

  The CMO facility has 41,000 gallons of reactor capacity. A capacity increase of 5,000 gallons was implemented in 1998 with expected commissioning in the first quarter of 1999.* The primary unit of this new complex is a hydrogenation vessel designed to allow the commercial exploitation of catalytic hydrogenation technology developed by the Catalytica Pharmaceuticals research group. Several modest capital projects were also implemented in 1998 to enhance the capacity of the Greenville CMO facility through efficiency projects.

  The majority of production capacity of the Greenville CMO facility is committed to production of products for Glaxo Wellcome (See Glaxo Wellcome Supply Agreement). However, in an effort to diversify its customer base, Catalytica Pharmaceuticals has marketed the portion of its Greenville and Bay View chemical facilities unused capacity to other pharmaceutical customers. The effort to continue the diversification of the customer base has to date resulted in commercial business with two additional top ten pharmaceutical companies. A significant amount of progress has been made in establishing development business for phase two and three drug candidates with non-manufacturing pharmaceutical companies and virtual companies. In these relationships the unique capability of Catalytica Pharmaceuticals to provide both chemical and finished dosage development is of great value. Catalytica Pharmaceuticals manufacturing is highly attractive to the new customer base as it allows them to rely upon one vendor.*

  Catalytica Pharmaceuticals CMO facilities are currently operating at near full capacity. The Company believes that there is considerable unfulfilled demand for products in this facility and is pursuing alternatives to enable increased capacity for additional business.*

  Pharmaceutical Production Operations ("PPO"). The PPO facility converts bulk drug materials into final dosage forms. It also includes preparation of these products into tablets and capsules as well as creams, ointments, and liquids. In addition to the conversion of bulk drug materials into final dosage form, PPO also processes and packages these products for distribution.

  Formulating the final dosage form of the finished pharmaceutical involves careful development of processes and ingredients suitable both to the specific drug and the equipment through which it is processed. It must provide appropriate bio-availability, efficacy, stability, appearance and identification at the point of administration. Careful selection of the other ingredients of the formulation and tight quality control are essential elements of these operations.

  Final dosage forms may be solids (such as tablets, caplets, or capsules), liquids, creams, or ointments. In all cases the formulated dose will contain other ingredients required to provide a readily usable, recognizable, effective and stable product.

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

  Computer systems are used throughout this process to properly track and record the processing and distribution of these products according to drug, form, dose, personal package, distribution package and destination.

  Catalytica Pharmaceuticals currently produces final dose form and/or packaging for a number of pharmaceutical clients including Allergan, Glaxo Wellcome, Monarch, Medeva, and Warner Lambert. There is currently excess manufacturing
capacity immediately available at the pharmaceutical facility.   As a result of
a planned reduction in Glaxo Wellcome business and the long lead times required to establish necessary regulatory approvals to manufacture at this facility, Catalytica Pharmaceuticals anticipates a possible reduction in revenue from its PPO facility in 1999.* If Catalytica Pharmaceuticals' is unable to use the available capacity in its PPO facility or to reduce costs commensurate with lower levels of capacity utilization, it would have an adverse effect on the Company's consolidated results of operations.

  Sterile Production Operations ("SPO"), involves the production of those products that, by reason of their mode of administration, typically intravenously or intramuscularly, must be aseptic to avoid microbial contamination. These products are specifically processed to establish aseptic conditions according to rigid standards in a production facility that is isolated from other portions of the plant and especially maintained for this purpose. The sterile manufacturing plant at the Greenville Facility was completed in 1995 and includes state-of-the-art technology and equipment for the production of sterile products. The new SPO facility, which is in a separate building, is used for the manufacture of aseptic products used predominately for injectable formulations.

  The sterile facilities are characterized by high levels of isolation of processing areas, significant automation, closed operating systems, limited personnel access, specialized heating, ventilating and air conditioning systems, and very high levels of data acquisition and recording.

  Catalytica Pharmaceuticals believes there is considerable interest in the manufacturing capabilities provided by its sterile facilities and has signed agreements with a number of biotechnology and pharmaceutical companies, including Amgen, Inc., Glaxo Wellcome, Monarch and Astra.* Because of the long lead-times for regulatory approvals, the manufacture of new products is not expected to commence for up to 18 24 months from the initiation of a contract, at the earliest, except for clinical trial materials.* Catalytica Pharmaceuticals believes the time and cost necessary to build and receive regulatory certification of a new SPO facility creates a significant barrier to entry by new competitors.*

Bay View Facility

  Catalytica Pharmaceuticals owns and operates a flexible, multi-purpose, commercial scale chemical manufacturing plant in East Palo Alto, California, which has approximately 12,000 gallons of reactor capacity set up in a wide range of reactor sizes. The facility was acquired from Novartis in December 1993.

Glaxo Wellcome Supply Agreement

  Amendments to the Original Glaxo Wellcome Supply Agreement. In June 1998 and March 1999, Catalytica Pharmaceuticals announced amendments to the original Glaxo Wellcome supply agreement (See "Original Glaxo Wellcome Supply Agreement" below) that provided for the continued manufacture of certain products at the Greenville Facility. The announcement in June 1998 increased production of certain Glaxo Wellcome products in Catalytica Pharmaceuticals' CMO facility in Greenville in 1998 and 1999. It anticipated a revenue increase of approximately $50 million, about one-quarter of which was expected to be realized in the second half of 1998 and the remainder in 1999.* To accommodate the increased production, a modest amount of capital equipment, funded by both companies, was added to the Greenville Facility. The announcement in March 1999 provides for manufacture of certain products over the next two years from production of Glaxo Wellcome products in Catalytica's Pharmaceutical Production Operations ("PPO") at its Greenville Facility and for options to extend production of these products for 2 years beyond the year 2000. Catalytica Pharmaceuticals believes that over the initial two-year term of the amended agreement, potential revenues may exceed $70 million.* The amendment also enables Glaxo Wellcome to extend the sterile products manufacturing portion of the agreement for up to four years beyond the original expiration date of 2000.

  Original Glaxo Wellcome Supply Agreement. In connection with the purchase of the Greenville Facility in July 1997, Glaxo Wellcome entered into a five-year Supply Agreement under which Catalytica Pharmaceuticals has agreed to manufacture certain products for Glaxo Wellcome. This arrangement provides for a transition period for the reduction of the manufacture of Glaxo Wellcome products and allowed Catalytica Pharmaceuticals the time to develop new customers and meet certain regulatory requirements for commencing production of new products under new contracts. Catalytica Pharmaceuticals estimates that aggregate payments (including the cost of materials) by Glaxo Wellcome under the original Supply Agreement will total approximately $800 million over the five year life of the agreement.* Subsequent amendments to the original supply agreement may provide for approximately $120 million in revenue over a two and one-half year period commencing July 1998 (See "Amendments to the Original Glaxo Wellcome Supply Agreement" above). A portion of this additional revenue has been guaranteed by Glaxo Welcome, however; the majority of this additional revenue is based on a forecast for production as defined by Glaxo Wellcome in the amended agreement. As such, the forecasted revenues are subject to fluctuations based on actual production demand by Glaxo Wellcome.*

  Under the terms of the original supply agreement, as well as certain terms of the amended agreement, Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a minimum level or Glaxo Wellcome will pay to Catalytica Pharmaceuticals any shortfall. The minimum revenues, which include compensation for transition services that Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome and which exclude the cost of materials in each of the next five years, are as set forth below in millions of dollars.*

                           August 1 -
                       December 31, 1997           1998          1999           2000           2001       Total
                       ------------------        ------        ------          -----          -----   -------------
Total                               $77.0        $173.4        $113.8*         $72.6*         $22.6*         $459.4*

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

  In addition to the minimum revenues set forth above, Glaxo Wellcome will reimburse Catalytica Pharmaceuticals an aggregate of $4.0 million for certain software upgrades necessary to achieve Year 2000 compliance at the Greenville Facility.*

  The provisions of the Supply Agreement related to the production of chemical and sterile products may only be terminated with two years prior written notice. Notice of termination may only be given on or after the second anniversary of the date of the Supply Agreement with respect to the provisions related to the chemical products. In addition, Glaxo Wellcome has a right to extend the term of the agreement with respect to one or more pharmaceutical products for up to an additional twelve months and with respect to one or more of the sterile products for up to four consecutive quarterly periods. The agreement may be terminated immediately by the affected party upon a material uncured default by the other party. A change in control of Catalytica or Catalytica Pharmaceuticals may also result in the right of Glaxo Wellcome to terminate the agreement. Catalytica has guaranteed Catalytica Pharmaceuticals' obligations under the Supply Agreement.

  Chemical Manufacturing Operations. Glaxo Wellcome has committed under the original Supply Agreement to a specified level of reactor capacity at the chemical facility for each calendar year and has agreed to pay certain guaranteed revenues whether or not it utilizes this capacity. In addition, beginning in the second half of 1998, Glaxo Wellcome has reserved an additional 1,500 reactor gallons for each calendar year through the first half of 2001. However, Glaxo Wellcome is required to give three calendar quarters notice of its intention to utilize this reserved capacity and, if it chooses to use the capacity, to pay a specified amount that Catalytica Pharmaceuticals believes reflects then current market conditions.

  In June 1998, Glaxo Wellcome amended its supply agreement to enable additional manufacture of products through the second half of 1998 and the remainder of 1999. This amended agreement increased the original estimates for capacity utilization from Glaxo Wellcome business in 1998 and 1999.

  Pharmaceutical Production Operations. The obligation under the original Supply Agreement with Glaxo Wellcome for pharmaceutical products was in effect until December 31, 1998, for products other than cytotoxics and certain specialty products, and December 2000, for cytotoxics and certain specialty products. In addition, Catalytica Pharmaceuticals acted as a subcontractor of Glaxo Wellcome for another pharmaceutical company. Contracts with other existing third party customers of the Greenville Facility were assigned or subcontracted to Catalytica Pharmaceuticals upon the closing of the acquisition of the Greenville Facility from Glaxo Wellcome.

  Pharmaceutical production of cytotoxic and certain specialty products are conducted in areas of the Greenville Facility dedicated to the production of these types of products.

  Catalytica Pharmaceuticals announced in March 1999, that it had amended the Original Glaxo Supply Agreement to provide for the manufacture of certain products over the next two years from production of Glaxo Wellcome products in Catalytica's PPO facility and for options to extend production of these products for 2 years beyond 2000. (See "Amendments to the Original Glaxo Wellcome Supply Agreement" above).

  Sterile Production Operations. The obligation under the original Glaxo Wellcome Supply Agreement for production of sterile products is effective through December 2000.

  Catalytica Pharmaceuticals announced in March 1999, that it had amended the Original Glaxo Wellcome Supply Agreement to enable Glaxo Wellcome to extend the sterile products manufacturing portion of the agreement for up to four years beyond the original expiration date of 2000. (See "Amendments to the Original Glaxo Wellcome Supply Agreement" above).

  Employment Matters. On July 31, 1997 Catalytica Pharmaceuticals hired the vast majority of the Greenville Facility's employees and supplemented its management team and employee base with experienced personnel where appropriate. As of December 31, 1998, there were approximately 1,250 employees at the Greenville Facility. Catalytica Pharmaceuticals has hired personnel to perform marketing, sales, research and development, contract support, and administration functions. With the combination of the management teams and employee base of Catalytica Pharmaceuticals at the Bay View facility, plus selective additions, Catalytica Pharmaceuticals believes it can continue to effectively operate the Greenville Facility and develop new business as the level of business with Glaxo Wellcome declines.*

  Environmental Matters. Glaxo Wellcome has been working with the U.S. EPA and the North Carolina Department of Environmental and Natural Resources ("NCDENR") to investigate, identify and remediate contamination in the soil and groundwater at the Greenville Facility now owned by Catalytica Pharmaceuticals. This investigation, carried out pursuant to the federal Resource Conservation and Recovery Act, has identified 17 different areas of the Greenville Facility where contamination has or may have occurred. Of these 17 areas, at least six have been identified as requiring further investigation and remediation ("Site Contamination"). Contaminants found in the soil and groundwater at the Greenville Facility include solvents, petroleum hydrocarbons and pesticides. While the new owner of the Greenville Facility, Catalytica Pharmaceuticals, has become legally liable for such contamination. Notwithstanding, such legal liability, Glaxo Wellcome has agreed to be primarily liable for and to perform, at its cost, the remediation required by law for contamination of the soil and groundwater existing at the Greenville Facility as of the date Catalytica purchased the facility. It is unknown at this time what further remediation will be required at the Greenville Facility and the cost of such remediation. Catalytica Pharmaceuticals is also required, pursuant to an environmental agreement between Catalytica Pharmaceutical and Glaxo Wellcome, to provide access to the Greenville Facility and certain facility services as required for the remediation, subject to reimbursement by Glaxo Wellcome. However, there can be no assurance that the Company or Catalytica Pharmaceuticals will not incur unreimbursed costs or suffer an interference with ongoing operations as a result of Glaxo Wellcome's remediation activities or the existence of contamination at the Greenville Facility. In addition, the Company's future development of the Greenville Facility may be limited by the existence of contamination or Glaxo Wellcome's remediation activities. There also can be no assurance that Catalytica Pharmaceuticals' ongoing operations at the Greenville Facility will not cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals or the Company could involve costly and time-consuming negotiations and litigation. Furthermore, any such contamination caused by Catalytica Pharmaceuticals or the Company could materially adversely affect the business, results of operations and financial condition of Catalytica Pharmaceuticals and the consolidated results of operations and financial condition of the Company.

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

Competition

  Catalytica Pharmaceuticals believes that the key competitive factors in the pharmaceuticals manufacturing industry include reliability of supply, product quality, ability to comply with environmental and FDA regulations, capacity, price, and the technical and manufacturing ability to produce a full range of quantities from small batches for clinical trials to large commercial quantities.* Catalytica Pharmaceuticals believes it competes favorably with respect to these factors. Catalytica Pharmaceuticals' primary competition is from pharmaceutical companies that produce their own fine chemicals and finished dosage form and to a lesser extent from other independent fine chemical and dosage form manufacturers. Many of Catalytica Pharmaceuticals' competitors have substantially greater financial resources than Catalytica Pharmaceuticals.

Catalytica Pharmaceuticals' Management and Directors


  As part of the Company's strategy to create focused business units, Catalytica Pharmaceuticals has assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry expertise. The directors and management of Catalytica Pharmaceuticals include:

Name                                        Age    Position with Catalytica Pharmaceuticals
---------------------------------------     ----   ------------------------------------------------
Barry M. Bloom                                 70  Director
Richard Fleming                                74  Director
Thomas L. Gutshall                             60  Director
Ricardo B. Levy                                53  Director
Ernest Mario                                   60  Director
James A. Cusumano                              56  Chairman of the Board and Chief Strategic Officer
Gabriel R. Cipau                               57  President, Chief Executive Officer and Director
Lawrence W. Briscoe                            54  Chief Financial Officer and Director

Barry M. Bloom, Ph.D., has been a director of Catalytica Pharmaceuticals since February 1995. He retired in September 1993 from Pfizer, Inc. where he was most recently Executive Vice President, Research and Development since 1992, and a member of the Board of Directors since 1971. Dr. Bloom was with Pfizer, Inc. since 1952, where he served in executive level positions since 1971. He is a member of several corporate Board of Directors, including Cubist Pharmaceuticals, Inc., Neurogen Corp., Incyte Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc. Dr. Bloom was a member of the United States Congressional Commission on the Federal Drug Approval Process and the Pharmaceutical Manufacturers Association Commission on Drugs for Rare Diseases. He has a Ph.D. in organic chemistry from the Massachusetts Institute of Technology.

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

Thomas L. Gutshall has been a director of Catalytica Pharmaceuticals since February 1995. He has been Chief Executive Officer and Chairman of Cepheid since August 1996. Mr. Gutshall was President and Chief Operating Officer of CV Therapeutics, Inc. from January 1995 to August 1996, and has 35 years of experience in specialty chemicals, pharmaceuticals, and diagnostics. Mr. Gutshall served in executive level positions with Syntex Corp. from 1981 to 1994, most recently as Executive Vice President from June 1989 to August 1996. He previously served with Mallinckrodt Inc., lastly as Vice President and General Manager, Drug and Cosmetic Chemicals Division. Mr. Gutshall has a B.S. in chemical engineering from the University of Delaware and is an alumnus of the Harvard Executive Marketing Program.

Ernest Mario, Ph.D. has been a director of Catalytica Pharmaceuticals and Catalytica, Inc. since July 1996. Dr. Mario has been Co-Chairman and Chief Executive Officer of ALZA since August 1993. Prior to joining ALZA, Dr. Mario was Deputy Chairman and Chief Executive Officer of Glaxo Holding p.l.c., having served in a variety of executive positions with Glaxo, Inc., beginning in 1986. From 1977 to 1984, he held various executive level positions with Squibb Corporation, ending as President and Chief Executive Officer of Squibb Medical Products. Dr. Mario is a member of the Board of Directors of several companies, including Advanced Technology Labs, COR Therapeutics, and Pharmaceutical Product Development Co. Dr. Mario has a Ph.D. and M.S. in physical sciences from the University of Rhode Island, and a B.S. in pharmacy from Rutgers University. He is a licensed pharmacist in the states of New York and Rhode Island, and an adjunct professor of pharmacy at the University of Rhode Island.

Gabriel R. Cipau, Ph.D., was promoted to Chief Executive Officer of Catalytica Pharmaceuticals in October 1998 and now holds the titles of President, CEO, and Director of Catalytica Pharmaceuticals. He joined Catalytica in August 1996 as a consultant, and in August 1997 he became President and COO of Catalytica Pharmaceuticals, Inc., and a member of the Catalytica Pharmaceuticals, Inc. Board of Directors. Previously, Dr. Cipau was President and CEO of Copley Pharmaceutical, Inc. from July 1995 until August 1996, and President and CEO of Nippon Wellcome K.K. from September 1993 until July 1995, and Executive Director of Wellcome plc. From 1970 until 1993, he held various positions at Burroughs Wellcome Co., including Sr. Vice President Production and Engineering. Dr. Cipau holds Ph.D. and B.S. degrees in Chemical Engineering and Physics from Polytechnic Institute, Timisoara, Romania, an MBA degree from Duke University, and an M.S. in Chemistry from East Carolina University.

James A. Cusumano, Ph.D., and Ricardo B. Levy, Ph.D., who are directors of Catalytica Pharmaceuticals, are also officers and directors of Catalytica, Inc. For information on the business backgrounds of Messrs. Cusumano and Levy, see "- -Catalytica, Inc.--Executive Officers."

Lawrence W. Briscoe, who is a director of Catalytica Pharmaceuticals, is also an officer of Catalytica, Inc. For information on the business backgrounds of Mr. Briscoe, see "--Catalytica, Inc.--Executive Officers."


Catalytica Combustion Systems

Overview

  With the advent of deregulation in the U.S. and growing industrialization throughout the world, the power generation industry faces a growing demand for power with a concomitant need to comply with more stringent environmental protection requirements.* The widely embraced solution for most power generation participants lies in the use of gas turbines that burn natural gas. This solution is cleaner than other fossil fuels, offers more efficient energy production when combined with steam turbines, has shorter construction lead times, and lower aggregate installation cost per kilowatt hour than alternative power generation methods.

  Despite these advantages, natural gas turbines remain major sources of air pollution. Without pollution prevention or clean-up processes, a gas turbine generates nitrogen oxide ("NOx") emissions, a major contributor of air pollution, of 75 to 200 parts per million ("ppm"). These levels are not acceptable for turbines in most areas of the United States. For example, in several metropolitan areas of the United States, new gas turbines have been required to achieve NOx emission levels of 5 ppm or lower to obtain permits for installation. Levels achieved by current emission prevention technologies are no longer adequate in many regions of the United States. Clean-up processes can be used to reduce emissions further but result in increased costs and the use of caustic chemicals (See "Current Emissions Control Approaches" below).

  Catalytica Combustion Systems manufactures XONON, a proprietary pollution prevention technology, that is designed to significantly reduce emissions of NOx to less than 3 ppm. It currently has collaborations with gas turbine and power utility suppliers.

Industry Background

  Gas turbine suppliers include General Electric Power Systems ("GE"), Seimens-Westinghouse, ABB, Rolls Royce, and its subsidiary, Allison Engine Company ("Allison"), Solar Turbine ("Solar"), Kawasaki, and Pratt & Whitney Canada ("PWC").

  These suppliers collectively offer a range of turbine sizes and applications that are typically divided into two market segments: the utility power generation market which is further divided into a public utilities sector and a private sector and the industrial applications market.

  Utility Power Generation. The utility power generation segment is comprised principally of public utilities that operate large turbines ranging from 50 to 250 megawatts, with an average size of approximately 100 megawatts. The principal users of these turbines are major electric utilities and independent power producers. GE and its affiliates are estimated to have over a 60% share of the worldwide public utility power generation market.

  Another segment of the power generation market is the private sector, also referred to as the distributed power segment, which consists of smaller turbines located close to, or at, the power user's site. The turbines utilized in this segment range in size from under 1 megawatt to 50 megawatts, with an average size of approximately 15-20 megawatts. GE and Solar currently have the majority of this market. Other participants include Allison, European Gas Turbines and Kawasaki. PWC has recently announced new engines targeted at this market.

  Industrial Applications. The industrial applications segment is comprised of small- and medium-size turbines generally ranging from less than 1 to 25 megawatts, with an average turbine size of approximately 10 megawatts. The principal users of these turbines are non-utility industrial power generators and mechanical drive turbines such as those used for processing and transmission of natural gas in pipelines. Rolls-Royce and Solar together have a majority of the worldwide market for this size range of gas turbines. Other traditional suppliers include European Gas Turbines, ABB, and GE.

Market

  The total installed base of natural gas turbines in the United States is approximately 50,000 megawatts, which is estimated to be less than 40% of the worldwide installed base. One megawatt is sufficient energy to provide power to approximately 1,000 households or to power two 350,000 square foot commercial buildings.

  Utility Power Generation Market. According to PowerData, a market information service, the world market for utility power generation has been approximately 1000 turbines per year for the past 10 years and is expected to grow at a similar rate for the next 10 years.*

  The private sector of the utility power generation market is expected to grow quite rapidly as the deregulation of the power industry manifests itself throughout the United States and the rest of the world*. Many of these user sites are located in densely populated areas with strict emission control requirements. Combustion Systems believes that this will be a significant market for turbines with ultra-low emissions.*

  Industrial Power Generation Market. According to Forecast International, a market information service, the world market for industrial power generation and mechanical drive gas turbines is projected to grow at an average rate of 10,000 megawatts per year.* The United States market for industrial power generation is believed to represent approximately 25% of the world market.

Current Emissions Control Approaches

  Natural gas turbines currently utilize diffusion flame combustors that operate at peak flame temperature of about 1800 degrees centigrade (degrees C), or 3270 degrees Fahrenheit (degrees F). Without emissions controls or clean-up processes, combustion at these temperatures results in unacceptable levels of NOx emissions of between 75 and 200 ppm. Reducing the operating temperature in the combustor to 1500 degrees C (2700 degrees F), or below, to the operating temperature of the turbine blades virtually eliminates production of NOx.

  Current technologies are unable to achieve such reduction without dramatically reduced efficiencies. Two methods have been used to reduce combustor temperature: wet controls and lean pre-mix. Neither can reduce combustion temperature to 1500 degrees C, and therefore a post combustion clean up process is required to achieve acceptable emission levels in many areas of the United States.

  Wet controls, a once-popular prevention technology for reducing NOx, reduces the peak flame combustor temperature by injecting water or steam into the turbine combustor. NOx emission levels can be reduced to about 42 ppm with water and about 25 ppm with steam injection. However, the use of water and steam requires that purified water be available at the site location. Capital and operating costs can significantly increase if sufficiently pure water is not readily available and extensive water clean-up is required. Additionally, corrosion induced by water impurities can cause serious turbine damage over a relatively short time period. These reasons, as well as the relatively high levels of NOx still produced, have significantly limited the use of wet controls as an adequate NOx control technology.

  A second NOx prevention approach currently used to reduce gas turbine emissions by reducing temperature utilizes a control technology that is generally referred to as lean pre-mix or dry-low-NOx ("DLN"). DLN is a combustion process in which natural gas and air are premixed prior to entering the combustor to provide a low fuel to air ratio. Turbine manufacturers utilizing this approach achieve emission levels of approximately 15-25 ppm, and are undertaking development to achieve emission levels in the 10 to 15 ppm range in the next product generation. Compared to wet controls, DLN capital costs are moderate to high and operating costs are low to moderate. Operating costs are projected to increase as emissions are reduced below 25 ppm, due to induced "noise" (vibrations), which adversely affect reliability. In many areas, these lower levels are still not adequate to meet the required emission levels.

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

Catalytica's Approach

  In contrast to competitive combustion technologies, Combustion Systems' product, marketed under the name XONON, is designed to reduce the high temperatures created in conventional combustors to below 1500 degrees C at full power generation, which results in less than 3 ppm formation of NOx, and virtually no formation of carbon monoxide or unburned hydrocarbon emissions. XONON uses a proprietary flameless process in which fuel and air react on the surface of a catalyst in the turbine combustor to produce energy (the hot gases) which drive the turbine.

  Combustion Systems believes that the XONON system provides the lowest level of emissions achievable with any emission prevention technology at gas turbine operating conditions.* Combustion Systems has tested the durability of the XONON catalytic combustion system for over 7,000 hours at atmospheric pressure and for over 1,200 hours in an operating gas turbine with no degradation in system performance. Turbine emissions levels obtained in Combustion Systems' tests of the XONON system at full turbine operating conditions have been as low as 0.5 ppm for NOx, 0.8 ppm for carbon monoxide and 1.7 ppm for unburned hydrocarbons. Emission results from two separate operating gas turbines, including the newly commissioned turbine at the Silicon Valley Power utility, are consistent with
Combustion Systems' earlier tests.   Results in a series of tests conducted by
GE, Solar, and AGC Manufacturing Services, Inc. ("AGC") have supported the emissions results obtained by Combustion Systems.

  Combustion Systems has demonstrated that the XONON system will provide superior emissions reduction performance and competitive costs compared to alternative technologies.* The XONON system is expected to have capital and operating costs that are similar to DLN while offering significant advantages in emissions.* Additionally, the XONON system is expected to provide significant first cost and life cost advantages over SCR systems.* Once the technology is commercially applied, Combustion Systems believes it will be accepted as best available control technology ("BACT"), lowest achievable emissions rate ("LAER") technology and reasonably available control technology ("RACT") for reduction of NOx in natural gas turbines.* BACT, LAER and RACT are the benchmarks by which the Environmental Protection Agency ("EPA"), and state and local regulatory authorities decide which emissions control technologies will be required for specific installations.

Commercialization Strategy

  Combustion Systems' XONON product is designed to reduce NOx and other toxic emissions to well below current required levels.* It is a replacement part that is designed to fit inside each combustor on a turbine. Large turbines, such as those used in the utility power generation market require an average of 10-18 combustors per turbine, while smaller industrial turbines require one or more combustors. Combustion Systems expects to generate revenues from the manufacture and initial sale of XONON products installed in each combustor of new turbines and in existing turbines as well as the ongoing sale of XONON replacement units based upon an average expected life of approximately 8,000 operating hours (one year of full-time operation).*

  To commercialize the XONON system, Combustion Systems is developing and manufacturing products for the utility and distributed power generation markets as well as the industrial applications markets through collaborative relationships with leading manufacturers in these market segments.

  In November 1998, GE and Combustion Systems signed a definitive agreement under which GE and Combustion Systems expects to develop and market XONON for use on GE turbines, including new turbines and for the retrofit of existing turbines. In addition to GE, this agreement extends to GE's wholly owned subsidiaries, including Nouvo Pignone, an Italian producer of small gas turbines.

  In January 1998, Enron, the largest customer of stationary gas turbines, announced its intentions to use XONON extensively in their utility power generation, distributed power generation and pipeline compressor applications. At the initiation of the agreement, Enron also made an equity investment in Combustion Systems.

  Combustion Systems is also working with Kawasaki, PWC, Rolls-Royce, Allison, and Solar, leading manufacturers of small- to medium-sized turbines. Combustion Systems is conducting a development program to investigate the application of Combustion Systems' catalytic combustion technology to these gas turbines. Because of the large installed base of Solar, Kawasaki, and Allison turbines, Combustion Systems believes there is a significant retrofit market opportunity for many of these turbines used by gas processors and gas transmission companies which face increasing emissions regulation in the United States.*

  In the industrial applications area, Combustion Systems has completed testing of its XONON system at AGC, a company that manufactures and markets small co-generation systems to deliver power and steam to industrial users. In December 1997, these collaborative tests achieved a major milestone for XONON, and a first for the power generation industry, by completing a 1,000 hour, successful run on the Kawasaki turbine at low NOx emissions. In October 1998, Combustion Systems announced the attainment of another major milestone when a Kawasaki turbine with XONON was commissioned by a utility, Silicon Valley Power, to produce power for the electric power grid.

Collaborative Relationships

  Combustion Systems is pursuing the market opportunity in large turbines used by electric utilities and independent power producers through working with GE, the world's largest manufacturer of natural gas turbines. This collaboration began in 1991 and has recently resulted in the aforementioned definitive agreement between Combustion Systems and GE to develop and market XONON for use on GE turbines. GE is continuing to fund the development of the XONON system for application in GE turbines and this effort is expected to significantly increase in light of the recent agreement.* Combustion Systems anticipates that one or two additional years of development will be necessary to complete the design of a commercial system for large turbines.*

  In January 1998, Enron Ventures Corp. ("Enron Ventures"), a wholly owned subsidiary of Enron Corp., purchased a 15 per cent minority interest in Combustion Systems for $30 million. Enron also received a three-year option to purchase an additional five per cent of Combustion Systems for $14.4 million in cash. This relationship is an important piece of the Company's plans to commercialize the XONON System. Enron Ventures is one of the world's largest integrators of natural gas and electricity supply. Pursuant to the terms of the investment, Thomas E. White, the Vice-Chairman of Enron Energy Services, was appointed to the board of directors of Combustion Systems.

  In October 1996, Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The company, GENXON(TM) Power Systems, LLC, has focused on upgrading the combustion systems of older installed turbines with XONON. Each company contributed capital (in the form of a commitment payable over time) and a limited license for use of their respective technologies. These licenses are limited to cover only applications serving the retrofit of out-of-warranty turbines not supported by original equipment manufacturers ("OEMs").

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

Tanaka Development Agreement

  Catalytica has developed its catalytic combustion technology since 1988 under a development agreement with Tanaka, Kikinzoku Kogyo ("Tanaka"), a major Japanese precious metals company, under which Tanaka funded a significant amount of the development effort until 1994. In January 1995, Catalytica and Tanaka entered into a new agreement for further development and commercialization of the catalytic combustion technology that supersedes their original agreement. The new agreement divides commercialization rights to the technology between the parties along market and geographic lines. Catalytica has exclusive rights to manufacture and market catalytic combustion systems for large gas turbines (greater than 25 megawatts power output) on a worldwide basis and for small- and medium-sized gas turbines (25 megawatts power output or less) produced by OEMs based in the Western Hemisphere and in Western Europe. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles on a worldwide basis and for OEMs of small- and medium- sized turbines based in regions outside of Catalytica's area of exclusivity. In each case, the manufacturing and marketing party will pay a royalty on net sales to the other party. Under this new agreement, each party is responsible for its own development expenses, and any invention made after May 1, 1995, is the sole property of the party making the invention with the other party having a right to obtain a royalty-bearing, nonexclusive license to use it in its areas of exclusivity.

Combustion Systems Patents

  Catalytica has an active patent program for its technology. A total of 15 patents have been issued in the United States and six United States patent applications are pending for Combustion Systems' catalytic combustion technology. Corresponding foreign applications have been filed in countries that Combustion Systems believes represent significant markets throughout the world pursuant to the PCT Patent Convention. These patents and patent applications cover various aspects of the catalytic combustion technology, including catalyst compositions, catalyst structure and design, multistage catalytic combustion concepts, and certain modifications to gas turbine combustors.

Competition

  Combustion Systems expects to compete in some markets with the DLN systems being developed by the turbine manufacturers, including General Electric, Allison, and Solar, for their own turbines.* Combustion Systems also competes with manufacturers of SCR and other clean-up systems. All of its competitors have substantially greater financial resources and larger research and development staffs than Combustion Systems. The turbine manufacturers are also potential customers of Combustion Systems and Combustion Systems expects to rely on these customers to help commercialize its products.* If these turbine manufacturers focus solely on their own solutions and products in these markets, Combustion Systems' competitive position in the OEM market would be materially adversely affected.

Combustion Systems' Management and Directors

  As part of Combustion Systems' strategy to create focused business units, Combustion Systems has assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry experience. The directors and management of Combustion Systems include:

Name                           Age      Position with Combustion Systems
--------------------------     ---      -------------------------------------
William B. Ellis               58       Director
Frederick O'Such               61       Director
Ricardo B. Levy                53       Director
John A. Urquhart               70       Director
Thomas E. White                55       Director
Dennis A. Orwig                52       President, CEO,  and Director
Lawrence W. Briscoe            54       Chief Financial Officer and Director
Ralph Dalla Betta              53       Vice President and Chief Scientist

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

John A. Urquhart has served as a director of Combustion Systems since April 1997. He was also elected to serve as a director of Catalytica in April 1997. He was the Vice Chairman of Enron Corp., a global integrated natural gas company, from 1990 to 1998, and currently serves as Senior Advisor to the Chairman.
He serves on a number of corporate Boards of Directors including TECO Energy, Inc., Weir Group PLC, and Tampa Electric Co. He previously served as the Senior Vice President of Industrial and Power Systems at General Electric.

Thomas E. White joined the board of Combustion Systems in January 1998. Mr. White was named Chairman and Chief Executive Officer of Enron Power Corp., a wholly owned subsidiary of Enron Corp. in 1991 and assumed the title of Vice Chairman at Enron Operations Corp. in 1993 and Enron Energy Services in 1998. Mr. White joined Enron Corp. in 1990 after retiring as a Brigadier General from the United States Army, following 23 years of military service. Mr. White holds a B.S. in engineering from the United States Military Academy and a Master's degree in operations research from the United States Naval Post Graduate School.

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

Ralph A. Dalla Betta, Ph.D., joined Catalytica in 1976 and serves as the Chief Scientist of Catalytica and Vice President of Combustion Systems. Dr. Dalla Betta's major interests are in the design and synthesis of heterogeneous catalysts, the detailed characterization of catalyst structure and surface properties, and catalyst testing. Prior to joining Catalytica, Dr. Dalla Betta spent 4 years at Ford Motor Company where he worked on emissions control catalysis in the period when catalytic converters were first applied commercially to automobiles. His development work has included catalytic combustion systems that produce low NOx emissions, selective hydrogenation catalyst systems and a rapid technique for measuring noble metal surface areas for analyzing vehicle emissions control catalysts. Dr. Dalla Betta has a Ph.D. in physical chemistry from Stanford University.

Ricardo B. Levy, Ph.D., who is a director of Combustion Systems, is also an officer and director of Catalytica, Inc. For information on his business background, see "--Catalytica, Inc.--Executive Officers."

Lawrence W. Briscoe, who is a director of Combustion Systems, is also an officer of Catalytica, Inc. For information on his business background, see "-- Catalytica, Inc.--Executive Officers."

Advanced Technologies

  Advanced Technologies is engaged in a number of research and development, new business development, and special projects, primarily in the petroleum and petrochemical field. Advanced Technologies' goal is to identify and develop new commercial opportunities where application of the Company's core technology expertise potentially contributes substantial and unique value.*

  In 1998, Advanced Technologies advanced its program to supply single-site organometallic catalysts and catalyst precursors for the polyolefin industry. Advanced Technologies formed an equally owned joint venture with United Catalysts, Inc., a subsidiary of the Sud-Chemie Group of Munich, Germany, for the custom manufacturing, process development, and marketing of organometallic catalysts. The new company, a Delaware limited liability company named Single-Site Catalysts L.L.C., is focusing initially on a new class of single-site catalysts employed in the manufacturer of polymers, using proprietary synthesis technology previously developed by Catalytica. Sud-Chemie Group Catalyst Companies, primarily through United Catalysts, is contributing the initial capital as well as worldwide marketing and sales efforts to the new venture to help expand and accelerate the commercialization activities. Advanced Technologies has contributed its proprietary production technology in developing and manufacturing single-site catalysts as well as its relationships with its existing customers.

  Single-Site Catalysts is assisting its customers, primarily polyolefin manufacturers, with the development and commercialization of organometallic single-site catalysts, a recently discovered class of chemical compounds that produces highly controlled polymerization reactions. Organometallic single-site catalysts are used in the development of new grades of plastics, such as polyethylene and polypropylene, to impart desirable qualities such as increased impact strength and toughness, better melt characteristics, and improved clarity in films. Building on the work of Catalytica, the joint venture is providing scaleable process development for these new catalysts enabling their manufacture with high purity specifications which has provided enhanced catalysts performance during customer evaluations. Commercial manufacture of single site organometallic catalysts for the joint venture will continue at one of Catalytica's manufacturing facilities.

  As part of the goal to apply the Company's core expertise as broadly as possible, Advanced Technologies is also pursuing opportunities to capitalize on Combustion Systems' XOXON catalytic combustion technology in applications other than gas turbines.*

Catalytica, Inc.

Human Resources

  At December 31, 1998, Catalytica and its subsidiaries employed approximately 1,400 employees. The Company is not subject to any collective bargaining agreements. Catalytica believes that it maintains good relations with its employees.

Executive Officers

The executive officers of the Company are as follows:

Name                           Age      Position
Ricardo B. Levy                53       President, Chief Executive Officer and
                                         Director
James A. Cusumano              56       Chairman of the Board and Chief
                                         Strategic Officer
Lawrence W. Briscoe            54       Vice President, Finance and
                                         Administration, and Chief Financial
                                          Officer
Ralph A. Dalla Betta           53       Vice President and Chief Scientist
John M. Hart                   51       Vice President, Human Resources

  At December 31, 1998, there were five individuals designated as executive officers by the Board of Directors. The following sets forth certain information with regard to the executive officers of Catalytica who are not Directors, with the exception of Ricardo Levy and James Cusumano:

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

  James A. Cusumano, a founder of Catalytica and a director since 1974, served as President of the Company from its inception in 1974 until 1985, when he became Chairman of the Board and Chief Technical Officer. In 1998, Dr. Cusumano became Chief Strategic Officer. From 1992 to 1998 he served as President and Chief Executive Officer of Catalytica Pharmaceuticals. Dr. Cusumano served as Director of Catalysis Research and Development at Exxon's Corporate Research Laboratory from 1967 to 1974. Dr. Cusumano has a Ph.D. in physical chemistry from Rutgers University.

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

  Ralph A. Dalla Betta has served as Vice President since 1979 and has been Chief Scientist at Catalytica since 1976. From 1972 to 1976 Dr. Dalla Betta worked at Ford Motor Company's Catalysis Group in the Fuel Sciences Department. Dr. Dalla Betta has a Ph.D. in physical chemistry from Stanford University.

  John M. Hart joined Catalytica in 1998 after serving as a consultant in human resources strategic planning, management and organization development to several major corporations. Prior to that,

Mr. Hart was Senior Vice President, Human Resources for USL Capital, Inc., the financial services company of Ford Motor Company, and between 1991-93, he held a similar position at U.S.F.& G. Corporation. Between 1984 -1991, Mr. Hart was Senior Vice President at Heller International. Mr. Hart has a B.S. in Management Science from Rensselaer Polytechnic Institute and an M.B.A. from Fairleigh Dickenson University.

Risk Factors

  For a discussion of various risk factors applicable to the Company and its subsidiaries see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

Item 2.  PROPERTIES

  Catalytica's headquarters and research and development facilities, based in Mountain View, California, occupy four buildings covering approximately 85,000 square feet. The Company's lease expires on December 31, 2003, with a five-year option for renewal. The Company's research and development facility is adequate for the Company's needs for the foreseeable future.*

  Catalytica's Pharmaceuticals' manufacturing facilities are located in Greenville, North Carolina and East Palo Alto, California. The pharmaceutical manufacturing facility located in Greenville, North Carolina, ("Greenville Facility") was purchased from Glaxo Wellcome on July 31, 1997. The site comprises 584 acres of land, approximately 165 of which are occupied by 49 buildings totaling 1.77 million square feet of space. The site is used to manufacture chemical intermediates and bulk drug products and formulate and package those drugs into final dosage forms for shipment both domestically and internationally. A key strategic advantage of this facility is the ability to integrate the production and packaging in individual dosage form of the final pharmaceutical product starting from relatively basic raw materials.*

  There is contamination in the soil and groundwater of the pharmaceutical manufacturing facility Catalytica Pharmaceuticals purchased from Glaxo Wellcome in 1997. Glaxo Wellcome has been working with the EPA and the North Carolina Department of Environment and Natural Resources to investigate, identify and remediate contamination in the soil and groundwater at the Greenville Facility. This investigation has identified 17 different areas of the Greenville Facility where contamination has or may have occurred. Of these 17 areas, at least six have been identified by the North Carolina Department of Environment and Natural Resources as requiring further investigation and remediation. Contaminants found in the soil and groundwater at the facility include solvents, petroleum hydrocarbons and pesticides. As the new owner of the facility, Catalytica Pharmaceuticals is legally liable for such contamination. Glaxo Wellcome, however, has agreed to be primarily liable for and to perform, at its cost, the remediation that is required by law to cure the contamination of the soil and groundwater that existed at the Greenville Facility on the date the Greenville Facility was acquired by Catalytica Pharmaceuticals. The Company does not know the cost or the extent of remediation that is required at the Greenville Facility to cure the contamination.

  In an effort to facilitate the remediation, the Company entered into an agreement with Glaxo Wellcome that requires it to provide Glaxo Wellcome with access to the Greenville Facility and certain facility services as required for the remediation. Glaxo Wellcome has agreed to reimburse the Company for the costs of such access. The Company, however, cannot assure you that its costs will be reimbursed by Glaxo Wellcome or that it will not suffer any interference with ongoing operations because of Glaxo Wellcome's remediation activities or the existence of contamination at the Greenville Facility. In addition, the Company's future development of the facility may be limited by the existence of contamination or Glaxo Wellcome's remediation activities.

  Catalytica Pharmaceuticals' ongoing operations at the Greenville Facility may also cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals could involve costly and time-consuming negotiations and litigation. Furthermore, any such contamination caused by Catalytica Pharmaceuticals could materially adversely affect the business, results of operations and financial condition of Catalytica Pharmaceuticals, and consolidated results of operations and financial condition.

  A moderate amount of asbestos containing material ("ACM") is present at the Greenville Facility. The Company believes that the ACM, in its present condition, does not require abatement. Abatement is only required if renovations are performed in those areas containing ACM. The Company assumed the liability associated with the abatement of the ACM present at the Greenville Facility under the purchase agreement with Glaxo Wellcome. During 1998, the Company began performing some asbestos abatement, and reduced the liability accordingly.

  The facility in East Palo Alto, California is on approximately five acres. The Company owns the buildings, but leases the land at the site from Rhone Poulenc Inc. The initial lease term is 15 years and expires on November 30, 2008, after which the Company has options to extend for two five year periods, and one four-year option to extend the lease term after expiration of the first two option periods. See "Risk Factors Current and Potential Environmental Contamination at Catalytica Pharmaceuticals' Two Facilities May Cause Disruption of Manufacturing and Create Additional Liabilities."

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

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Common Stock

  Catalytica's Common Stock is traded in the NASDAQ National Market under the symbol "CTAL." The following table shows the range of high and low closing prices of Catalytica's Common Stock as reported by the NASDAQ National Market by quarter for 1998 and 1997. Such prices represent interdealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.

                                                              1998                                1997
                                               -----------------------------------  ---------------------------------
                                                     High               Low               High              Low
                                               ----------------  -----------------  ----------------  ---------------
Quarter ended   3/31                                  $13 15/32          $  10 3/4           $11 3/4          $ 3 7/8
Quarter ended   6/30                                     19 5/8           12 13/16            13 5/8                7
Quarter ended   9/30                                    20 3/16            10 3/16            15 3/8            9 1/2
Quarter ended 12/31                                      18 7/8             13 3/4            13 7/8           10 1/8

  At February 28, 1999, there were approximately 603 holders of record of the Company's Common Stock.

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

  During 1997, the Company issued 30,000,000 shares of Class A and B Common Stock at $4.00 per share to Morgan Stanley Capital Partners III, L.P. and two affiliates ("MSCP") in connection with the acquisition of the Glaxo Wellcome manufacturing facility in Greenville, North Carolina. None of these shares are publicly traded. In November of 1997, the Company repurchased 5,000,000 of the Class B Common Stock from MSCP at $4.75 per share with the proceeds from the issuance of a warrant dividend. See "Note 11 of Notes to Consolidated Financial Statements."

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

                                                                           Year Ended December 31,
                                                                   (In thousands, except per share amounts)
                                             ---------------------------------------------------------------------------------
                                                    1998              1997             1996            1995           1994
                                               ---------------  ----------------  --------------  --------------  -------------
Revenues:
Product sales                                         $367,448         $174,347         $ 9,813         $ 8,858        $ 5,800
Research and development                                 7,708            6,599           6,501           4,766          6,395
                                                      --------         --------         -------         -------        -------
        Total revenues                                 375,156          180,946          16,314          13,624         12,195
Net income (loss) before common stock
   redemption                                           20,763              310          (5,192)         (8,687)        (9,145)
Premium paid on common stock
   redemption                                               --           (3,750)             --              --             --
                                                      --------         --------         -------         -------        -------
Income (loss) attributable to common
 shareholders                                         $ 20,763         $ (3,440)        $(5,192)        $(8,687)       $(9,145)
                                                      ========         ========         =======         =======        =======
Basic earnings (loss) per share (1)                   $   0.39         $  (0.10)        $ (0.27)        $ (0.55)       $ (0.61)
Diluted earnings (loss) per share (1)                 $   0.33         $  (0.10)        $ (0.27)        $ (0.55)       $ (0.61)
Cash, cash equivalents, short-term, and
 long-term investments                                $ 47,585         $ 47,067         $23,821         $20,902        $13,614
Total assets                                           347,396          328,873          41,003          31,239         22,186
Long-term debt                                          67,007           75,069           1,524           1,556          1,573
Stockholders' equity                                    76,577           52,110          17,263          22,029         15,779

  (1) Net income (loss) per share in 1997 reflects a reduction in net income of $3.75 million relating to the premium paid for the repurchase of five million shares of Class B Common Stock with proceeds received from the exercise of warrants issued to stockholders as a dividend.

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

  Catalytica, Inc. ("Catalytica" or "the Company") builds business in high growth industries where the Company's technologies optimize manufacturing and solve environmental problems.* To enhance its market focus, and increase flexibility for strategic financial arrangements and business partnerships, the Company has created three operating subsidiaries: Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals"), Catalytica Combustion Systems, Inc. ("Combustion Systems"), and Catalytica Advanced Technologies, Inc. ("Advanced Technologies").

  On July 31, 1997, Catalytica Pharmaceuticals, Inc. (formerly Catalytica Fine Chemicals, Inc.), a subsidiary of the Company, acquired from Glaxo Wellcome, Inc. a pharmaceutical manufacturing facility (the "Greenville Facility") located in Greenville, North Carolina (the "Acquisition"), in exchange for (i) $244.7 million in cash (after certain post closing adjustments); (ii) 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals convertible into the Company's common stock; (iii) warrants to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $12.00 per share and (iv) 10% of the earnings before interest and taxes prior to July 31, 2007, in excess of an aggregate cumulative amount of $10 million attributable to the Sterile Production Operations ("SPO") portion of the Greenville Facility, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25.0 million. Upon consolidation of Catalytica Pharmaceuticals into Catalytica, Inc., the Junior Preferred Stock issued to Glaxo Wellcome, Inc. is reflected as $3 million of minority interest.

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

  In addition to the equity investment by MSCP, the Company, The Chase Manhattan Bank ("Chase") and Chase Securities Inc. ("CSI") entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase agreed to lend Catalytica Pharmaceuticals an aggregate of up to

$200 million (the "Debt Facilities"). The Debt Facilities consisted of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125 million and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75 million. In the quarter ended June 30, 1998, this Credit Agreement was amended to increase the Revolving Debt Facility from $75 million to $100 million. In addition, the Term Debt Facility was reduced from its original balance of $125 million to $75 million. In the second quarter of 1998, the Company also entered into an interest rate swap, derivative transaction which fixed the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.90% plus the spread in the Credit Agreement for 4 years on $50 million of the Term Debt Facility. As of December 31, 1998, nothing was outstanding under the Revolving Debt Facility and $75 million was outstanding under the Term Debt Facility. (See Note 7 to Consolidated Financial Statements).

  The additional facilities, employees and business volumes resulting from the Acquisition have substantially increased the Company's expenses and working capital requirements and placed increased burdens on the Company's management resources. Furthermore, the success of the Company's future results depends, in significant part, on the levels of new manufacturing business developed by Catalytica Pharmaceuticals.* In the event Catalytica Pharmaceuticals does not continue to obtain additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Greenville Facility, and with servicing its outstanding debt, the Company's consolidated results of operations and financial condition would be materially adversely affected.

  Due to the size of the Acquisition, the results of operations of Catalytica Pharmaceuticals have a material affect on the consolidated results of operations of the Company, and the results of operations of the Company's other businesses are expected to only modestly impact consolidated results for fiscal year 1999.* The anticipated revenues from the Supply Agreement with Glaxo Wellcome ("Supply Agreement"), its subsequent amendments, and contracts with other pharmaceutical customers are expected to allow the Company to achieve continued profitable operations for Catalytica Pharmaceuticals throughout 1999, and the consolidated parent Company as well, offsetting losses arising from continued investments in the Company's Combustion Systems and Advanced Technologies businesses.* After 1999, Catalytica Pharmaceuticals' profitability will depend on its success and timing in continuing to obtain additional new customers, including possible new agreements with Glaxo Wellcome.* Profitability on a consolidated basis will depend on the operating results of each of the Company's subsidiaries, particularly the rate of commercial success of Catalytica Combustion Systems.*

  Manufacturing at the Greenville Facility is conducted in three operations:
Chemical Manufacturing Operations ("CMO"), Pharmaceutical Production Operations ("PPO"), and Sterile Production Operations ("SPO"). There is underutilization of manufacturing capacity at the PPO and SPO facilities, but because of the long lead times required to obtain necessary regulatory approvals to manufacture final dosage products at these facilities, Catalytica Pharmaceuticals does not anticipate additional significant revenue from such facilities during 1999.* The inability of Catalytica Pharmaceuticals to fill additional available capacity or to reduce costs in conjunction with lower levels of capacity utilization would have a material adverse effect on the Company's results of operations and financial condition.

  Catalytica Pharmaceuticals also owns and operates a flexible, multi-purpose, commercial scale manufacturing plant in East Palo Alto, California, which has approximately 12,000 gallons of reactor capacity set up in a wide range of reactor sizes ("Bay View Facility"). The Bay View Facility includes a solids handling facility that operates under current Good Manufacturing Practices ("cGMP"). This facility was acquired in 1993 from Novartis (formerly Sandoz).

  On May 8, 1996, Pfizer Inc. ("Pfizer") infused $15 million in Catalytica Pharmaceuticals. These funds originally provided Pfizer a 15% interest in Catalytica Pharmaceuticals and a five-year, $7 million research and development ("R&D") commitment by Catalytica Pharmaceuticals to develop new processes and technology for the manufacture of Pfizer products. In connection with the investment, Pfizer was issued 150,000 shares of Series B Preferred Stock which is convertible into the Company's common stock. Prior to this investment, Catalytica Pharmaceuticals was a wholly-owned subsidiary of Catalytica, Inc. Pursuant to the terms of the Greenville Acquisition, Glaxo Wellcome received approximately a 1.5% equity interest in Catalytica Pharmaceuticals and the Company purchased additional shares of Catalytica Pharmaceuticals, which resulted in Pfizer's ownership interest decreasing to approximately 4.4%. The Company owns the remaining 94.1% outstanding equity interest in Catalytica Pharmaceuticals. Upon consolidation of Catalytica Pharmaceuticals into Catalytica, Inc., the Series B Preferred Stock issued to Pfizer is reflected as $8 million of minority interest.

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

  Subsequent to the initial funding of $10 million ($2 million from Combustion Systems and $8 million from Woodward Governor Company), which was completed during the quarter ended September 30, 1997, continued funding of the joint venture beyond the initial commitment has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. For the year ended December 31, 1998, Combustion Systems contributed $4.4 million in cash, of which $0.5 million was accrued by the Company in 1997 and paid in 1998, and Woodward Governor Company contributed $4.4 million, bringing the total combined investment in the joint venture to $22.6 million to date. Although the Company believes that Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions.*

  On January 14, 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation ("Enron"), purchased a 15% minority interest in Catalytica Combustion Systems for $30 million. The Company owns the remaining 85% outstanding equity interest in Catalytica Combustion Systems. In addition, Enron also received a three-year option to purchase an additional 5% of Combustion Systems for $14.4 million. In connection with the Stock Purchase Agreement, the Company entered into a Share Exchange agreement, providing Enron the right to exchange the Series B Preferred Stock of Combustion Systems for Catalytica, Inc. Common Stock. After the five year anniversary of the agreement, if Combustion Systems has not undertaken a public offering, in which Combustion Systems receives proceeds of at least $20 million, Enron shall have the right to require the Company to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Catalytica, Inc. Common Stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the Series B Preferred Stock and the market value of Catalytica's Common Stock at the time of conversion. Upon consolidation of Combustion Systems into Catalytica, Inc., the Series B Preferred Stock issued to Enron is reflected as $30 million of minority interest.

  The Company's business had not been profitable until the second half of 1997, and as of December 31, 1998, the Company had an accumulated deficit of $27.1 million. To achieve continued profitable operations, the Company must successfully manage the operations of its Greenville Facility and develop additional business with other customers, and, to a lesser extent, successfully develop, manufacture, introduce and market or license its combustion systems and catalytic processes.* The Company's success will depend on its ability to complete the transition from emphasizing research and development to full commercialization and sale of its products.* The Company initiated efforts in the pharmaceuticals development area in 1992 and began manufacturing, marketing and selling pharmaceutical intermediates in 1994 with the acquisition of the Bay View Facility, and substantially increased its manufacturing and marketing of pharmaceutical products in 1997 with the acquisition of the Greenville Facility.

Results of Operations

                                          For the year ended December 31,                         Annual % Change
                                 --------------------------------------------------
                                       1998              1997             1996            1998/1997            1997/1996
                                 ----------------  ----------------  --------------  -------------------  --------------------
Revenues:
-------------------------------
(dollars in thousands)
Product Sales                            $367,448          $174,347         $ 9,813                 111%                1,677%
Research and
  Development Contracts                     7,708             6,599           6,501                  17%                    2%
                                         --------          --------         -------
      Total Revenues                     $375,156          $180,946         $16,314                 107%                1,009%

  The significant increase in revenue of 107% from 1997 to 1998 is due to an increase in product sales attributable to a full year of operations at the Greenville Facility and the related Supply Agreement with Glaxo Wellcome. On July 31, 1997, the Company purchased the Facility from Glaxo Wellcome. This purchase including the related Supply Agreement and subsequent amendments enabled the Company to substantially increase its product revenues beginning in August 1997. As part of the Supply Agreement and its subsequent amendments, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the five year agreement.* To the extent the minimum level of revenues exceeds revenues as a result of product shipments, the Company receives additional payments from Glaxo Wellcome which help offset fixed manufacturing costs associated with manufacturing capacity reserved for Glaxo Wellcome as required in the long term Supply Agreement. (See Note 2 to Consolidated Financial Statements). During 1998, $309.8 million of product revenues were covered by the Glaxo Wellcome guaranteed revenue under the Supply Agreement and subsequent amendments. Of the Company's product revenues, 88% were derived from sales to Glaxo Wellcome. The remaining $11.5 million of product shipments to Glaxo Welcome were sales related to new contracts not covered by the original guaranteed revenue agreement. During 1998, the Company also used its capacity at its Bay View facility to produce products for Glaxo Wellcome and various other pharmaceutical and fine chemical customers including Novartis, Pfizer, Merck, and Pharmacia & Upjohn. Product revenues for 1998 attributable to customers other than Glaxo Wellcome were 12% of total revenue.

  The purchase of the Greenville Facility and the related Supply Agreement also enabled the Company to substantially increase its product revenue for the last two quarters of 1997, and caused product sales to increase 1,677% from 1996 to 1997. In 1997, 90% of the Company's product revenues were derived from sales to Glaxo Wellcome including $156.4 million which was part of the guaranteed revenue contract and an additional $0.8 million outside the guaranteed revenue contract. During 1997, the Company used its capacity at its Bay View facility to produce products for various other pharmaceutical and fine chemical customers including Pfizer, Novartis, and Bristol Myers Squibb. Product revenues for 1997 attributable to customers other than Glaxo Wellcome were 10% of total revenue.

  Research and development contract revenue increased 17% from 1997 to 1998, reflecting an increase in funded research associated with Advanced Technologies and Combustion Systems including funding related to a project with General
Electric Power Systems ("GE").   There was a 2% increase in research and
development contract revenue from 1996 to 1997 that, to a large degree, reflected a $0.5 million reimbursement from the GENXON joint venture in 1997 for R&D expenses incurred prior to the formation of the joint venture by Combustion Systems. Research revenue in 1997 also benefited from a full year of revenue under the Pfizer research agreement (See Note 2 to Consolidated Financial Statements). This increase in research revenue, however, was partially offset by a decrease in Combustion Systems research revenue over 1996.

                                          For the year ended December 31,                         Annual % Change
                                 --------------------------------------------------
                                       1998              1997             1996            1998/1997            1997/1996
                                 ----------------  ----------------  --------------  -------------------  --------------------
Interest Income                            $2,894            $1,450          $1,179                 100%                   23%
---------------
(dollars in thousands)

  Interest income increased 100% in 1998 due to increased cash balances related to the Enron cash investment in Combustion Systems which has restrictions related to its use such that these funds cannot be used to retire debt in other Catalytica subsidiaries such as Catalytica Pharmaceuticals. (See Note 1 of
Notes to Consolidated Financial Statements).* Interest income increased 23% in 1997 when compared to 1996. Although balances in cash and short-term investments were reduced during the first two quarters of 1997, as cash was used to support the Company's operations, cash and investments increased in the second half of the year due to increases in cash balances resulting from debt and equity financing related to the Greenville acquisition and through increased product sales. Interest income is expected to be moderately lower in 1999, reflecting lower average cash balances in Combustion Systems as it continues to invest its funds in research and development activities and capital acquisitions needed to develop its manufacturing infrastructure.*

                                              For the year ended December 31,                      Annual % Change
                                      -----------------------------------------------
                                           1998             1997            1996            1998/1997            1997/1996
                                      ---------------  ---------------  -------------  -------------------  -------------------
Costs and Expenses:
-------------------

(dollars in thousands)
Costs of goods sold                         $302,748         $155,092          $9,073                 95%               1,609%
Research and development                      22,598            9,556           9,707                136%                  (2%)
Selling, general and
   administrative                             16,875            7,302           4,452                131%                  64%
Interest expense                               8,931            5,422             353                 65%               1,436%
Gain on sale of assets                            --               --             900                 --                   --
Loss on joint ventures                        (3,827)          (4,355)             --                (12%)                 --

  Cost of Goods Sold: The 95% increase in cost of sales in 1998 reflects a full year of product sales attributable to the Greenville Facility and the related Supply Agreement with Glaxo Wellcome and its subsequent amendments. In contrast, the Greenville Facility acquisition contributed to five months of cost of sales in 1997. In addition, operating margins in 1998 as compared to 1997 were favorably influenced by product mix. Operating margins are highly dependent upon the material content in sales covered by the guaranteed revenue contract as the cost of materials is passed directly on to Glaxo Welcome. Therefore, any change
in material mix can significantly impact gross margins.   The increase in cost
of goods sold for 1997 over 1996 reflects increased physical volume of product sales of pharmaceutical products primarily due to an increase in sales attributable to the Greenville Facility acquisition. Margins on the pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the chemical and dosage form manufacturing environment.

  Research and Development: Research and development ("R&D") expenses increased 136% in 1998 over 1997. This increase is largely attributable to R&D expenses associated with a full year of operations at the Greenville Facility coupled to a lesser degree with increased R&D activity associated with Combustion Systems. Although reported R&D expenses for 1997 were down slightly from the previous years' level, the actual level of research activity occurring at the Company increased during 1997. This increase in research activity is not reflected on the Company's financial statements largely due to an allocation of certain catalytic combustion research and development costs from the Company to the GENXON joint venture beginning in the second half of 1996 (See Note 3 of Notes to Consolidated Financial Statements). This transfer of R&D funding occurred beginning August 1, 1996, and resulted in a shift of approximately $2.5 million in 1998, $2.6 million in 1997, and $1.8 million in 1996 of R&D costs being financed by the joint venture rather than the Company.

  Of the Company's R&D expenses for 1998, approximately 21% were utilized to develop the Company's combustion systems technology, approximately 60% were spent on the Company's pharmaceuticals technologies, and approximately 19% were spent on various other technologies, most of which were performed at the specific request of, and funded by, third parties. The comparable division of R&D expenditures among the Company's businesses for 1997 were approximately 22% for combustion systems technology, approximately 38% for pharmaceuticals technologies, and approximately 40% for various other technologies, also at the specific request of, and funded by, third parties.

  Selling, General and Administrative: Selling, general and administrative ("SG&A") expenses increased 131% for the year ended 1998 compared to 1997 largely due to SG&A costs incurred by a full year of operations at the Greenville Facility. In addition, SG&A expenses have increased as the Company has expanded its sales and marketing personnel to obtain new customers for production of its products at the Greenville Facility to reduce the available capacity in the Greenville Facility and to develop the market for its combustion systems products.* SG&A expenses also increased during 1998 due to management incentive accruals related to the Company's performance. SG&A expenses are expected to level out somewhat in the future as the sales and marketing staff at the Greenville Facility has reached the desired level. Future increases in SG&A expenses will be tied to general salary increases and management incentive payments which will dependent upon the Company's performance against plan.*
SG&A expenses increased from 1996 to 1997 by 64% primarily due to SG&A costs incurred at the Greenville Facility starting on August 1, 1997.

  Interest Expense: Net interest expense increased 65% for the year ended 1998 over 1997 due to a full year of interest payments on debt associated with the July 31, 1997, acquisition of the Greenville Facility. In the quarter ended June 30, 1998, the Credit Agreement was amended to increase the Revolving Debt Facility from $75 million to $100 million. In addition, the Term Debt Facility was reduced from its original balance of $125 million to $75 million. In the second quarter of 1998, the Company also entered into an interest rate swap, derivative transaction. See "Overview." At the end of 1998, nothing was outstanding on the Revolving Debt Facility, and $75 million was outstanding on the Term Debt Facility. The Company expects to decrease its interest expense in 1999 due to lower average levels of outstanding indebtedness.*

  The increase in interest expense in 1997 compared to 1996 was due to the initiation of Chase Term Debt Facility for $125 million, and borrowings under the Chase Manhattan Bank Revolving Debt Facility totaling $14.6 million both of which occurred on July 31, 1997, as part of the Greenville Facility acquisition. Under the terms of the Chase debt facilities, all of the Company's previous outstanding debt was paid off prior to the funding of the Chase debt. By the end of 1997, all of the Revolving Debt Facility was paid off leaving only the $125 million outstanding.

  Gain on Sale of Assets: The $0.9 million gain on sale of assets in 1996 represents the net realized gain over book value on the sale of Advanced Sensor Device's assets to Monitor Labs, Inc. on June 28, 1996 (See Note 3 of Notes to Consolidated Financial Statements).

  Loss on Joint Ventures: On January 3, 1997, Combustion Systems made its first cash infusion of $1.0 million into the GENXON joint venture. Combustion Systems has recognized its 50% share of GENXON losses of $3.7 million in 1998 and $4.4 million in 1997. Although the Company expects to make additional capital contributions during 1999 which will result in the allocation of additional losses to the Company,* neither joint venture partner is contractually required to make further capital infusions. (See Note 3 of Notes to Consolidated Financial Statements). The Company anticipates GENXON will continue to generate losses during 1999, and accordingly the Company will record its share of these losses to the extent of its capital contribution.*

  On November 1, 1998, Advanced Technologies entered into an operating agreement with United Catalysts, Inc. ("United Catalysts") to form Single-Site Catalysts, L.L.C., a Delaware limited liability company ("Single-Site Catalysts").
Advanced Technologies was required to contribute inventory and equipment valued at $150,000 and a License Agreement. United Catalysts agreed to contribute a License Agreement and $5 million in capital to be paid in varying installments over the next several years. Single-Site Catalysts incurred a loss in 1998 and the Company anticipates that the joint venture will continue to generate losses during 1999.* The Company has recorded its share of these losses to the extent of its capital contribution of $150,000 in 1998. However, the operating agreement does not require any further capital contributions by Advanced Technologies beyond its initial $150,000 contribution. Therefore, no further losses will be recorded by the Company unless it decides to invest additional capital beyond the initial $5 million commitment by its joint venture partner.*

Net income (loss):                              For the year ended December 31,
                                     -----------------------------------------------------
(dollars in thousands)                                                                                Annual % Change
                                           1998               1997              1996            1998/1997          1997/1996
                                     -----------------  ----------------  ----------------  -----------------  -----------------
Income (loss) before
   income taxes                               $23,071           $   669           $(5,192)             3,349%             1,129%
Provision for income
   taxes                                       (2,308)             (359)               --                542%                --
                                              -------           -------           -------          ---------          ---------
Income (loss) before
   stock redemption                            20,763               310            (5,192)             6,598%             1,060%
Less premium paid on
   stock redemption                                --            (3,750)               --                 --                 --
                                              -------           -------           -------          ---------          ---------
Income (loss) attributable to
 common shareholders                          $20,763           $(3,440)          $(5,192)               704%                34%
Basic earnings (loss)
  per share                                   $  0.39           $  (.10)          $  (.27)               490%                63%
Diluted earnings (loss)
  per share                                   $  0.33           $  (.10)          $  (.27)               430%                63%

  In 1998, the Company reported income before adjustment for stock redemption of $20.8 million as compared to income of $0.3 million and a loss of $5.2 million
in 1997 and 1996, respectively.   The increase in income in 1998 and 1997 was
due to operations at the Greenville Facility and the related Supply Agreement with Glaxo Wellcome. The increase in 1998 was also favorably impacted by incremental new business with Glaxo Welcome beyond the original Supply Agreement plus new business with other pharmaceutical companies. Although the Company was at the break-even level for 1997 in total, the Company recorded a profit of $0.7 million and $3.7 million in the third and fourth quarters of 1997 due to the August 1, 1997, acquisition of the Greenville Facility offsetting losses of ($2.3) million and ($1.8) million in the first and second quarters. The Company expects continued profitability in 1999.* The extent of profitability will depend on the operating results of Catalytica Pharmaceuticals, including the ability to control operating expenses and the extent of losses arising from continued investment in Combustion Systems, including GENXON, and to a lesser extent Advanced Technologies.* Beyond 1999, profitability will largely be dependent upon the Company's ability to continue to obtain new supply agreements from new and/or existing customers to replace Glaxo Wellcome products that will be phased out under the terms of the original Supply Agreement (See Note 2 of Notes to Consolidated Financial Statements).* To a lesser degree, profitability will also be dependent upon successfully developing the Company's catalytic combustion processes.*

  During the fourth quarter of 1997, the Company used $23.8 million of proceeds from the exercise of warrants to repurchase 5,000,000 shares of Class B Common Stock from MSCP. The stock was originally issued to MSCP at $4.00 per share. The Company repurchased each share at $4.75. The Company recorded the difference between the sale and repurchase prices of $0.75 as a premium paid on common stock redemption, and reduced income available to common stockholders by $3.75 million. When the common stock redemption premium is deducted from income, the net income attributable to common stockholders is reduced to a loss of $3.44 million. Consequently, the basic and diluted net loss per share for the year is $0.10 per share. The repurchase of these shares from MSCP is a one time transaction, and the Company does not expect any similar transactions to take place in 1999.*

  The provision for income taxes for the year ended December 31, 1998 as a percentage of pre-tax income was approximately 10% as compared to 54% for 1997 and 0% in 1996. The increase in the estimated annual tax rate between 1996 and 1997 is due primarily to the Company's profitability at its Greenville Facility resulting in franchise and state income tax expenses coupled with the federal alternative minimum tax. In 1998 the percentage of tax decreased as a percentage of pretax income due to prior net operating losses that have been used to offset state and federal taxable income. The Company anticipates the effective tax rate for 1999 will be significantly less than the combined state and federal statutory rates due to the availability of net operating loss carryforwards. In the years following, if the Company continues to be profitable, the effective tax rate will increase.

Recently Issued Accounting Standards

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company has no comprehensive earnings adjustments for the year ended December 31, 1998, thus total comprehensive earnings is equal to net earnings (loss).

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted in fiscal 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

  The Company operates primarily in the pharmaceuticals and combustion systems industries. The Company has determined the operating segments based upon how the business is managed and operated. Catalytica Pharmaceuticals and Combustion Systems operate as independent subsidiaries of the Company with their own sales, research and development and operations departments. (See Note 1 of Notes to Consolidated Financial Statements)*.

Year 2000 Computer Systems Compliance

  Many computer systems, software, and electronic products require valid dates to work acceptably but are coded to accept only two-digit entries in the date code field. These systems will need to be changed to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 12 months, computer systems, software ("IT Systems"), and other equipment, such as telephones, office equipment, and manufacturing equipment used by the Company may need to be upgraded, repaired, or replaced to comply with "Year 2000" and "leap year" requirements. The Company's existing systems are not yet completely Year 2000 compliant. As a result, the company is continuing to modify the systems.

  The Company has conducted an internal review of most of our internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory, and embedded systems. The systems affected by the Year 2000 problem are divided into three categories. Business Information Technology Systems are any mainframe, midrange, or PC based computer system used in corporate operations. These systems generally involve application code supported by internal staff. Manufacturing Automation Systems are specific computer and process control systems used in production processes, including programmable logic controllers. These systems generally involve application code that is supported by internal staff or directly by the vendor. Embedded Systems are systems or devices that include an intelligent processor or chip that is not programmable or cannot be modified without hardware changes. These systems are generally supported by the vendor and are not maintained by internal staff, other than for routine calibration or adjustment (e.g. stand-alone controllers, intelligent field devices, laboratory instruments, telecommunications devices).

  Set forth below is a chart showing the Company's present status of compliance (at December 31, 1998) and internal target dates for compliance. The Company has prioritized the remediation effort to fix critical business systems first, non-critical systems second, and cosmetic changes to reports and displays last. Key critical business systems, such as financial systems (General Ledger, Purchasing, Accounts Payable, Accounts Receivable, and Fixed Assets) and material requirements planning systems, are currently 100% compliant. Remaining critical and non-critical business systems will be completed by mid-1999 and cosmetic changes to reports and displays will be completed in the fourth quarter of 1999.*

Present Year 2000 Status as of December 31, 1998
------------------------------------------------

Resolution Phases

Exposure Type            Assessment        Remediation      Testing          Implementation
----------------------------------------------------------------------------------------------

Business Information     100%              77%              69%              61%
--------------------
Technology Systems       Complete          Complete         Complete         Complete
--------------------
Expected Completion                        November         November         December
                                           1999             1999             1999
----------------------------------------------------------------------------------------------

Manufacturing            100%              84%              84%               68%
------------------
Automation Systems       Complete          Complete         Complete          Complete
------------------
Expected Completion                        July             July              September
                                           1999             1999              1999
----------------------------------------------------------------------------------------------

Embedded Systems         100%              98%              98%               96%
------------------       Complete          Complete         Complete          Complete

Expected Completion                        September        September         September
                                           1999             1999              1999
----------------------------------------------------------------------------------------------

  Assessment of potential problems in business information technology systems is complete; assessment of manufacturing automation systems and embedded systems was completed in the fourth quarter of 1998. Testing and remediation of business information technology systems, manufacturing automation systems, and embedded systems is in progress. The Company anticipates successful completion of all phases of these efforts during 1999.*

  As part of the Company's review to assure Year 2000 compliance, it has formed a task force (the "Task Force") to oversee Year 2000 and leap year issues.* The Task Force has reviewed all IT Systems and Non-IT Systems that have not been determined to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure such compliance.* The Task Force has evaluated the Company's systems for Year 2000 and leap year compliance. Remediation of problems discovered will be accomplished through internal efforts, vendor upgrades, replacement, or decommissioning of obsolete systems and equipment.* External and internal costs associated with these efforts are expected to reach $7 million.* In conjunction with the purchase of the Greenville Facility, Glaxo Wellcome has agreed to reimburse the Company for $4 million of these costs. As of December 31, 1998, the Company has spent $4.7 million on costs associated with the Year 2000 effort of which $3.0 million has been reimbursed by Glaxo Wellcome. Costs related to Year 2000 remediation are not expected to have a material effect on the Company's results of operations or financial condition.*

  The Company has contacted its major customers, vendors, and service suppliers whose systems failures potentially could have a significant impact on the Company's operations, to verify their Year 2000 readiness to determine the Company's potential exposure to Year 2000 issues. The Company has been informed by 81% of its major customers, vendors, and service suppliers that such suppliers expect to be Year 2000 compliant by the Year 2000.

  Any failure of these third parties' systems to achieve timely Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, results of operation and prospects. Year 2000 problems could affect many of the Company's production, distribution, plant equipment, financial, and administrative operations. Systems critical to the business that have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications.

  As part of contingency planning, the Company is developing procedures for those areas that are critical to its business. These plans will be designed to mitigate serious disruptions to the business beyond the end of 1999.* The major efforts in contingency planning will occur in the first half of 1999, with the expectation that contingency plans will be in place by the end of the second quarter of 1999.* Based on current plans and efforts to date, the Company does not anticipate that Year 2000 problems will have a material effect on the results of operations or financial condition.*

  The state of compliance of certain of the Company's third-party suppliers of services such as telephone companies, long distance carriers, financial institutions, and electric companies has not been determined. The failure of any one of such third party suppliers to be Year 2000 compliant could severely disrupt the Company's ability to carry on its business as well as disrupt the business of its customers.

  Failure to provide Year 2000 and leap year compliant business solutions to customers or to receive such business solutions from suppliers could result in liability to the Company or otherwise have a material adverse effect on the business, results of operations, financial condition and prospects. The Company could be affected through disruptions in the operation of the enterprises with which it interacts or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of the business or have a material adverse effect on business, results of operations or financial condition. See "Risk Factors - Problems Related to "Year 2000 Issue" Could Adversely Affect Our Business."

Future Results

  This section contains certain forward-looking statements regarding the Company's operating results which involve risks and uncertainties. Since substantially all of this section involves forward-looking statements, individual statements are not identified by an asterisk ("*") in this section. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth here under and under "Risk Factors."

  A significant portion of the Company's product sales at its Greenville Facility is generated through a Supply Agreement with Glaxo Wellcome. This Supply Agreement including two subsequent amendments signed in 1998 and a third amendment signed in the first quarter of 1999, calls for a generally declining level of product shipments over the five year term of the agreement. As a result, Catalytica Pharmaceuticals' 1999 total revenues are expected to be somewhat below 1998 total revenues of $368.9 million. The anticipated revenues from the Supply Agreement and its subsequent amendments and additional product revenues from new business with new and/or existing customers are expected to be sufficient to allow the Company to continue to achieve profitable operations for 1999. The associated cash flows coupled with an available credit line of $100 million will be sufficient to permit necessary capital expenditures, support changes in working capital, and continue to reduce indebtedness incurred in connection with the Acquisition. Profitability after 1999 will depend on its success and timing in continuing to obtain new customers, including possible new agreements with Glaxo Wellcome. There is excess manufacturing capacity immediately available at the PPO and SPO facilities, but because of the long lead times required to establish necessary regulatory approvals to manufacture at these facilities, Catalytica Pharmaceuticals anticipates delayed recognition of revenue from new business in these facilities. Catalytica Pharmaceuticals' inability to fill the available capacity or to reduce costs commensurate with lower levels of capacity utilization would have a material adverse effect on the Company's consolidated results of operations .

  Catalytica Pharmaceuticals estimates that aggregate payments (including the cost of materials) by Glaxo Wellcome under the original Supply Agreement will total approximately $800 million over the five-year life of the agreement. Subsequent amendments to the original supply agreement may provide for approximately $120 million in revenue over a two and one-half year period commencing July 1998. A portion of this additional revenue has been guaranteed by Glaxo Wellcome, however; the majority of this additional revenue is based on forecasts by Glaxo Wellcome for production of product as defined in the amended agreement. As such, the forecasted revenues are subject to fluctuations based on production demands by Glaxo Wellcome. Under the original Supply Agreement and certain amendments, Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet certain minimum levels through 2001, ("Minimum Revenues") and that Glaxo Wellcome will pay to Catalytica Pharmaceuticals any difference between the specified minimum level and the amount due for shipment of products at the prices set forth in the original Supply Agreement. The Minimum Revenues, which include compensation for transition services Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome, and which exclude the cost of materials, in each of the five years are as set forth below in millions of dollars.


                        August 1 -
                       December 31,        1998          1999          2000          2001      Total
                       ------------        -----         -----         -----         -----     ------
                         1997
                         ----
Supply Agreement         $77.0             $173.4        $113.8        $72.6         $22.6     $459.4
 and certain
 amendments

  The price for each product, excluding the cost of materials, is set forth in the Supply Agreement and its subsequent amendments. The Supply Agreement and its subsequent amendments require that Glaxo Wellcome reimburse Catalytica Pharmaceuticals based on the invoice price of raw materials used in the manufacture of products delivered to Glaxo Wellcome. This agreement states that Minimum Revenues are to be calculated by comparing the amount billed for products shipped during the year to the stipulated Minimum Revenue amount for the specific year in agreement. The Minimum Revenue on an annual basis is not subject to adjustment. The terms of the Supply Agreement and its subsequent amendments provide for certain declines in prices over time. If during the term of the Supply Agreement and its subsequent amendments Catalytica Pharmaceuticals is unable to decrease its variable and fixed operating expenses commensurate with the price declines or obtain new higher margin business to offset the impact of such declines, Catalytica Pharmaceuticals' and the Company's results of operations would be adversely affected. Under the terms of the Supply Agreement and its subsequent amendments, Glaxo Wellcome is to provide periodic forecasts of its future demand for certain products and Catalytica Pharmaceuticals is committed to produce the products required, with certain limitations, provided the required production capacity does not exceed the capacity committed to Glaxo Wellcome. For production requests in excess of the capacity committed to Glaxo Wellcome, Catalytica Pharmaceuticals has agreed to undertake to accommodate Glaxo Wellcome's requests with pricing to be negotiated on terms that reflect then market pricing.

  The additional facilities, employees and business volumes at the Greenville Facility substantially increased the expenses and working capital requirements and placed substantial burdens on the Company's management resources on a consolidated basis. The Company's research and development expenses, as well as its selling, general and administrative expenses, increased significantly as the Company established the necessary infrastructure for the operations. Furthermore, the success of the Company's business depends, in a significant part, on the levels of manufacturing business developed by Catalytica Pharmaceuticals. In the event Catalytica Pharmaceuticals does not continue to achieve additional new customers, which could involve additional business from Glaxo Wellcome, on terms sufficient to offset the costs associated with operating and maintaining the Greenville Facility, and with continuing to service its outstanding debt, the Company's consolidated results of operations and financial condition would be materially adversely affected.

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

  The Company expects that future operating results will fluctuate from quarter to quarter, as a result of differences in the amount and timing of expenses incurred and the revenues received. In particular, the Company's operating results are affected by the size of and timing of receipt of orders for and shipments of its pharmaceutical products, as well as the amount and timing of payments and expenses under the Company's research and development contracts. The Company has increasingly relied on product sales for its revenues. Continued profitable operations, especially after 1999, will depend on the Company's continued success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome. To a lesser extent, profitability will also depend on the Company's ability to successfully develop, manufacture, introduce, and market or license its combustion systems technology. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. The Company's operating results will continue to be substantially dependent on the operating results of Catalytica Pharmaceuticals.

Liquidity and Capital Resources

                                                    For the year ended December 31,
                                                    -------------------------------
(dollars in thousands)                       1998                      1997                     1996
                                             -----                     ----                     -----
Cash, cash equivalents,  short
   term investments                          $ 47,585                  $  47,067                $23,821
Working capital                               113,186                     87,425                 23,904
Cash provided by (used in)
   Operating activities                        49,547                     39,785                   (778)
   Investing activities                       (27,676)                  (262,290)                 4,187
   Financing activities                       (14,628)                   242,114                  7,110
                                              --------                  ---------                -------
Net increase in cash and cash
 equivalents                                    7,243                     19,609                 10,519
Current Ratio                                    2.78                       1.97                   3.61

  Total cash and cash equivalents plus short-term investments increased slightly in 1998 compared to 1997. Most of the cash generated from earnings net of depreciation during 1998 ($32.3 million) was invested back into the business and used for acquisition of plant and equipment ($31.4 million). The net increase in cash can be attributed to the $30 million investment in Combustion Systems by Enron Ventures Corporation for a 15% ownership in Combustion Systems coupled with a net increase in various working capital items associated with the pharmaceutical business, which was largely offset by payments of $50 million on the Chase Term Debt Facility (See Note 7 to Consolidated Financial Statements).

  Prior to 1997, the Company financed its operations through private placements of equity securities, an initial public offering of its Common Stock on February 8, 1993, a secondary public offering on November 3, 1995, a $15 million cash infusion from Pfizer on May 8, 1996, revenues from collaborative research agreements, and starting in 1994, product revenues. During the past several years, the Company has obtained various term loans and lines of credit to fund capital purchases and working capital needs. On July 31, 1997 in conjunction with the acquisition of the Greenville Facility, the Company and a syndicate of Banks led by Chase Manhattan Bank ("Chase") entered into a Credit Agreement. In the second quarter of 1998 this Credit Agreement was amended, pursuant to which Catalytica Pharmaceuticals could borrow up to an aggregate of $175 million (the "Debt Facilities"). The Debt Facilities consisted of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $75 million and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $100 million. The Term Debt Facility will mature on December 31, 2002, and amortizes in quarterly installments commencing on December 31, 1999 in aggregate annual amounts of (i) $10 million in the fourth quarter of 1999, (ii) $15 million in the year 2000, (iii) $20 million in the year 2001, and (iv) $30 million in the year 2002. The Revolving Debt Facility matures on December 31, 2002. As of December 31, 1998, nothing was outstanding under the Revolving Debt Facility and $75 million was outstanding under the Term Debt Facility. In 1998, the Company made payments of $50 million on the original Chase Term Debt Facility. As of December 31, 1998, the Company was in compliance with various covenants and other restrictions contained in the Chase Debt Agreement and believes that it will remain in compliance.*

  In the second quarter of 1998 following the restructuring of the Credit Agreement, the Company entered into a $50 million interest rate swap, derivative transaction to reduce the Company's exposure to fluctuations in short-term
interest rates.   This interest rate swap transaction effectively fixed the
LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.90% for 4 years on $50 million of the Term Debt Facility. The Company accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis. The Company does not hold or transact in such financial instruments for purposes other than risk management.

  The Company's operations to date have required substantial amounts of cash. As part of the financing of the acquisition of the Greenville Facility, Catalytica Pharmaceuticals incurred approximately $125 million of long-term indebtedness, of which $75 million was outstanding as of December 31, 1998. The Company and its subsidiary, Catalytica Advanced Technologies, have guaranteed this indebtedness. As a result of this increased leverage, Catalytica Pharmaceuticals' principal and interest obligations have increased substantially. The degree to which Catalytica Pharmaceuticals is leveraged could adversely affect Catalytica Pharmaceuticals' and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Catalytica Pharmaceuticals and the Company more vulnerable to economic downturns and competitive pressures. The Company's future capital requirements will depend on many factors, including Catalytica Pharmaceuticals' level of business beyond the Supply Agreement and its subsequent amendments with Glaxo Wellcome, the rate of commercialization of the Company's catalytic combustion systems, and the need to expand manufacturing capacity for pharmaceutical or combustion systems business.* The Company expects to spend approximately $30 to $35 million during 1999 for capital expenditures primarily at Catalytica Pharmaceuticals.* Because of its cash position of $47.6 million (including short-term investments) and its available line of credit of $100 million as of December 31, 1998, coupled with the anticipated cash flow from operations in 1999, the Company believes that it has adequate funds to meet its working capital needs and debt repayment obligations for at least the next 12 months.*

  The increase in cash and cash equivalents in 1997 is largely due to an increase in various working capital items associated with the Greenville Acquisition. The Greenville Acquisition itself was financed with borrowings against various credit facilities as discussed above, funds received from the sale of common stock to MSCP, and through stock option and warrant exercises.

  During 1996, the Company obtained various lines of credit to fund capital purchases and future working capital needs. One of these lines of credit collateralized with accounts receivable was $3.5 million at December 31, 1996. On July 31, 1997, this line of credit was repaid with borrowings under a credit facility with a syndicate of banks led by The Chase Manhattan Bank entered into in connection with the Acquisition.

  As discussed in the Overview, on July 31, 1997, the Company completed a stock sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to MSCP, at a price of $4.00 per share, for an aggregate of $120 million.

  The funds raised through the equity and debt financing were used to acquire the Greenville Facility for $244.7 million in cash. This purchase also involved other equity consideration, and potential future payments related to the SPO facility. See Note 2 of Notes to Consolidated Financial Statements.

  The Company distributed, at no cost, to each holder of Common Stock of record as of August 22, 1997, one warrant for each three shares of Common Stock held by the shareholder. The total number of warrants issued was 6,947,275. Of the warrants issued to shareholders, 6,922,996 were exercised leaving 24,279 that were not exercised when they expired on October 31, 1997.

  The exercise of the warrants generated gross proceeds of $27.7 million. The Company used $23.8 million of the proceeds to repurchase an aggregate of 5,000,000 shares of its Class B Common Stock issued to MSCP on July 31, 1997. The premium paid for the repurchase is reflected in the Company's earnings per share calculation for the period ending December 31, 1997. The Company's earnings per share for the year ended December 31, 1997, were reduced by $0.10 due to this repurchase.

RISK FACTORS

The following Risk Factor section contains forward-looking statements within the meaning of the federal securities laws relating to future events or our future financial performance. The forward-looking statements involve risks and uncertainties. We have identified most of the forward-looking statements with an asterisk ("*"). Other forward-looking statements relate to our strategy, financial performance and revenue sources. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain risk factors including those set forth below and elsewhere in this report. In addition to the other information in this report, you are encouraged to carefully review the following risk factors when evaluating us, our financial performance, and our business.

Problems Related to "Year 2000 Issue" Could Adversely Affect Our Business.

   Many computer systems, software, and electronic products require valid dates to work acceptably but are coded to accept only two-digit entries in the date code field. These systems will need to be changed to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 12 months, computer systems, software ("IT Systems"), and other equipment, such as elevators, phones, office equipment, and manufacturing equipment used by many companies may need to be upgraded, repaired, or replaced to comply with "Year 2000" and "leap year" requirements. Our existing systems are not yet completely Year 2000 compliant. As a result, we are continuing to modify the systems.

  We have conducted an internal review of most of our internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory, and embedded systems. The systems affected by the Year 2000 problem are divided into the following three categories:

     . Business Information Technology Systems, which comprise any mainframe, midrange, or PC based computer system used in corporate operations. These systems generally involve application code supported by internal staff;

     . Manufacturing Automation Systems, which are specific computer and process control systems used in production processes, including programmable logic controllers. These systems generally involve application code that is supported by internal staff or directly by the vendor; and

     . Embedded Systems, which may comprise any system or device that includes an intelligent processor or chip that is not programmable or cannot be modified without hardware changes. These systems are generally supported by the vendor and are not maintained by internal staff, other than for routine calibration or adjustment (e.g. stand-alone controllers, intelligent field devices, laboratory instruments, telecommunications devices). See "Management's Discussion and Analysis - Year 2000 Computer Systems Compliance".

  Failure to provide Year 2000 and leap year compliant business solutions to customers or to receive such business solutions from our suppliers could result in liability to us or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. We could be affected through disruptions in the operation of the enterprises with which we interact or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite our efforts to address the Year 2000 effect on our internal systems and business operations, such effect could result in a material disruption of our business or have a material adverse effect on our business, results of operations or financial condition.

Our Future Financial Results are Uncertain and Fluctuate.

  Our business first achieved profitability in the quarter ended September 30, 1997. To achieve continued profitable operations, we must successfully:

     . manage the operations of the pharmaceutical manufacturing facility located in Greenville, North Carolina (the "Greenville Facility");

     . continue and expand our business with our existing customers, and develop new customers for our pharmaceuticals business; and

     . to a lesser extent, successfully develop, manufacture, introduce and market or license our combustion systems and catalytic processes.*

  We initiated efforts in the pharmaceuticals development area in 1992 and began manufacturing, marketing and selling pharmaceutical intermediates in 1994. As a result of the acquisition of the Greenville Facility in 1997, we have substantially increased our manufacturing of pharmaceutical products.

  Manufacturing at the Greenville Facility is conducted in three distinct operations: Chemical Manufacturing Operations ("CMO"), Pharmaceutical Production Operations ("PPO") and Sterile Production Operations ("SPO"). Currently, there is underutilization of manufacturing capacity at the PPO and SPO facilities.
The long lead times required to obtain necessary regulatory approvals to manufacture pharmaceutical and sterile products at these facilities may restrict the pace at which new business can be added to these facilities.

  We anticipate fluctuation in our operating results from quarter to quarter because of differences in the amount and timing of expenses incurred and revenues received. In particular, the size and timing of receipt of orders for and shipments of our pharmaceuticals products coupled with changes in product mix, as well as the amount and timing of payments and expenses under our research and development contracts affect our operating results.

A Material Portion of Our Revenues is Dependant on Our Relationship with Glaxo Wellcome.

  Our 1998 revenues were $375.2 million. The original Supply Agreement with Glaxo Wellcome and its subsequent amendments accounted for approximately 83% of total 1998 revenues, new contractual arrangements with Glaxo Wellcome accounted for approximately 3%, and contracts with other customers accounted for approximately 14%. Although the annual level of minimum payments under the original Supply Agreement declines significantly after 1998, Glaxo Wellcome is expected to continue to represent a significant source of revenue for Catalytica Pharmaceuticals.* The Company amended the original Supply Agreement twice in 1998 and once in the beginning of 1999. The amendments increase over the original Supply Agreement the amount of revenue to be received from Glaxo Wellcome over the next several years.* Although new customer business is expected to contribute to increased revenues, a material portion of Catalytica Pharmaceuticals' business is expected to be derived from Glaxo Wellcome during the next several years.* If Catalytica Pharmaceuticals is unsuccessful in the performance of its obligations to service and provide materials to Glaxo Wellcome then Glaxo Wellcome could possibly terminate the Supply Agreement and/or its subsequent amendments.*

Our Executive Officers and Certain Key Personnel are Critical to Our Business and Such Officers and Key Personnel May Not Remain with Catalytica or our Subsidiaries in the Future.

  Our success depends on the retention of principal members of our management and scientific staff and on the ability to continue to attract, motivate and retain additional key personnel.* We intensely compete for such key personnel, and the loss of the services of key personnel or the failure to recruit necessary additional personnel could materially and adversely affect our operations and our research and development efforts.

  Also, we have not entered into non-competition agreements with any of our key employees, and the employment of all of our key officers is at will. Any failure by us or our subsidiaries to attract or retain necessary personnel would materially and adversely affect our consolidated results of operations.

Combustion Systems Business is Uncertain and Dependant Upon Its Relationships with Certain Turbine Manufactures.

  We, through our subsidiary, Catalytica Combustion Systems, Inc. ("Combustion Systems") and the GENXON joint venture are conducting research and development on our proprietary XOXON combustion system's technology. These XOXON combustion system products are in their early stages of development and must undergo rigorous testing in gas turbines prior to their commercialization. The acceptance and use of XOXON by a limited number of turbine manufacturers and our ability to enter into commercial relationships with these manufacturers will determine the ultimate sales of our XOXON product.*

  Combustion Systems has entered into agreements for the development of a combustion system incorporating XOXON into the gas turbines of General Electric Power Systems ("General Electric") and Pratt & Witney Canada, Inc. ("Pratt Witney"). Combustion Systems' ability to complete research and development and introduce commercial systems in the large turbine utility market is dependent on its continued relationship with General Electric, the world leader in the manufacture of large gas turbines. We are also working with other leading turbine manufacturers to develop our combustor system products. Relationships with gas turbine suppliers are expected to facilitate the completion of Combustion Systems' research and development and the introduction of commercial systems in the gas turbine market.* If major turbine manufacturers terminate their relationship with Combustion Systems, then there is no assurance as to whether Combustion Systems could enter into a similar relationship with other manufacturers and Combustion Systems' ability to complete its research and development and introduce commercial systems in the market could be adversely affected.

  Manufacturing and marketing capability for our combustion products is also limited. To the extent that our existing facilities are inadequate, we must develop or acquire additional manufacturing capability. In order to market any of our combustion system products, we must develop marketing capability, either on our own or in conjunction with others. We cannot assure that we will be able to manufacture our products successfully or develop an effective marketing and sales organization. In addition, our combustion systems are expected to be sold as components of large natural gas turbines for electric power plants.* Accordingly, the rate of adoption of our systems and processes may depend in part on economic conditions that affect capital investment decisions, as well as the regulatory environment.* We cannot assure that our combustion products will be economically attractive when compared to competitive products.

The GENXON Joint Venture May Fail to Become Economically Viable and Require Additional Capital Investment.

  In October 1996, Combustion Systems and Woodward Governor Company ("Woodward") formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC ("GENXON"), was formed to upgrade the combustion systems of installed turbines with XONON. XONON is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.* GENXON plans to deliver an integrated product that includes Combustion Systems' technology for ultra low NOx emissions and Woodward's control systems.* We cannot assure that GENXON and its partners will be successful in developing new combustion systems that will work in lieu of the current design that does not incorporate a catalyst. We also cannot assure that GENXON's products will be economically attractive when compared to competitive products.

  GENXON entered into a technical services agreement with the City of Glendale, California to retrofit an FT4 gas turbine engine which was provided by the City of Glendale. Under the terms of the agreement, the retrofit was to include adding the Company's proprietary XONON combustion system and a digital control system for a total turnkey price of $700,000. GENXON did not complete the agreed upon retrofit, and has returned the engine to the City of Glendale in its original state. GENXON and the City of Glendale are in discussions regarding alternatives to resolve any contractual issues relative to the retrofit project. The Company does not believe such consequences will have a material adverse effect on the Company's business, results of operations, and financial condition.

  The initial capital commitment of the GENXON joint venture partners was $10 million--$2 million from Combustion Systems and $8 million from Woodward-- payable over time as the funds were required by the joint venture. GENXON reached this initial capital commitment of $10 million during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with Combustion Systems contributing $4.4 million and Woodward Governor Company contributing $4.4 million, for the year ended December 31, 1998. The total investment in the joint venture as of the end of 1998 was $22.6 million. For the year ended December 31, 1998, Combustion Systems recognized its 50% share of GENXON's $7.3 million in losses. Such losses on the joint venture were recognized in the results of operations. We will likely make additional capital contributions to the joint venture during the remainder of fiscal 1999, and we anticipate GENXON will incur additional losses.* We will record our share of these losses to the extent of our capital contribution. Although Combustion Systems and Woodward intend to continue the funding of this joint venture, neither joint venture partner is contractually required to make further capital infusions. We could, however, be required to fund the projects ourselves if Woodward decides not to make any additional capital contributions to GENXON.* If such an event were to occur, our results of operations and financial condition could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Environmental Regulations May Influence the Rate of Commercialization of Our Combustion Systems.

  Current federal law governing air pollution generally does not mandate the specific means for controlling emissions. Federal law, instead, creates ambient air quality standards for individual geographic regions to attain through individualized planning on a regional basis in light of the general level of air pollution in the region. Federal law requires state and local authorities to determine specific strategies for reducing emissions or specific pollutants. State and local authorities must also adopt performance standards for all major new and modified sources of air pollution in all areas that do not meet ambient air quality standards. The more polluted the air in a particular region becomes, the more stringent the emission restrictions.

  The enactment and enforcement of environmental regulations at the federal, state and local levels will heavily influence the rate at which industrial companies adopt the Company's catalytic combustion systems.* As a result, our revenues will depend, in part, on the standards, permit requirements and programs that these state and local authorities adopt for reducing emissions (including emissions of NOx) addressed by our combustion and monitoring products
systems.*   Demand for our systems and processes will be affected by how quickly the standards are implemented and the level of reductions required.* For instance, certain industries or companies may successfully delay the implementation of existing or new regulations or purchase or acquire emissions credits from other sources, which could delay or eliminate their need to purchase our systems and processes. Moreover, new environmental regulations may impose different requirements that may not be met by the systems and processes being developed by us or that may require costly modifications of our products. The United States Congress is currently reviewing existing environmental regulations. Congress may amend or modify existing regulations in a manner that could have an adverse effect on demand for our combustion system products.

We may be Liable to our Clients and Their Customers for Product and Manufacturing Defects of Our Pharmaceutical Products.

  Product liability claims may arise for products manufactured by Catalytica Pharmaceuticals. We, however, regularly seek guarantees of indemnification from our customers for any product liability claims that might result from the pharmaceutical products we produce. We cannot assure you that Catalytica Pharmaceuticals will not ultimately be found liable for any product liability claims regarding products it manufactures. For example, manufacturing defects of products that are manufactured by Catalytica Pharmaceuticals and that result in injury to the consumer of the products will likely require Catalytica Pharmaceuticals to indemnify its customers for product liability claims. We cannot assure you that Catalytica Pharmaceuticals product liability insurance will be obtainable or maintainable in the future with terms that are acceptable to us or that provide us with adequate coverage against potential liabilities. If Catalytica Pharmaceuticals is found liable in a product liability claim and we do not have adequate product liability insurance or are not properly indemnified, then our consolidated results of operations could be materially adversely effected. Additionally, under the Supply Agreement, Catalytica Pharmaceuticals is obligated to maintain $100 million of product liability insurance. If Catalytica Pharmaceuticals does not meet this requirement, we would be in default under the Supply Agreement.

A Failure to Comply with Regulations Governing the Use of Hazardous Materials and Environmental Matters Could Harm Our Business.

  Our research and development activities and fine chemicals manufacturing involve the use of many hazardous chemicals. Federal, state and local laws and regulations extensively govern the use, manufacture, storage, handling and disposal of such materials and associated waste products. Although we believe that our use of our properties and operations comply in all material respects with applicable environmental laws, our risk of substantial environmental liabilities cannot be completely eliminated. Public awareness of environmental issues has increased the impact of such laws on the conduct of manufacturing operations and ownership of property. Any failure by us to comply with present or future environmental laws could result in any of the following:

     .  the cessation of portions or all of our operations;
     .  the imposition of fines;
     .  restrictions on our ability to carry on or expand our operations;
     . significant expenditures by us in order to comply with environmental laws and regulations; or
     .  liabilities in excess of our resources.

  To help mitigate our risk of at our facility in Greenville, North Carolina, we have purchased environmental impairment insurance, which covers first party and third party liability in the amount of $25 million (with a $1 million deductible) with respect to the Greenville Facility only. There can be no assurance that the Company will not be required to make renovations or improvements to comply with environmental laws and regulations in the future. The Company's operations, business or assets could be materially adversely affected in the event such environmental laws or regulations require the Company to modify current facilities substantially or otherwise limit the Company's ability to conduct or expand its operations.

  Catalytica Pharmaceuticals expects that significant capital expenditures may be required at the Greenville Facility as a result of new environmental regulations. The United States Environmental Protection Agency (the "EPA") issued (September 21, 1998) new regulations for the pharmaceutical industry under the authority of the federal Clean Air Act and Clean Water Act. These new regulations require the installation of "Maximum Achievable Control Technology" for certain hazardous air pollutant emissions sources ("Pharmaceutical MACT") and the installation of additional pretreatment systems for wastewater discharges. We are currently evaluating the new regulations to determine their impact on future capital expenditures. The EPA is also considering changes to its particulate matter emissions regulations as well as regulation of certain ozone precursor emissions. There can be no assurance that Catalytica Pharmaceuticals will not be required to make additional renovations or improvements to comply with environmental laws and regulations in the future. Catalytica Pharmaceuticals' operations, business and assets could be materially or adversely affected in the event such environmental laws or regulations require Catalytica Pharmaceuticals to modify the current Greenville Facility substantially or otherwise limit Catalytica Pharmaceuticals' ability to conduct or expand its operations.

Current and Potential Environmental Contamination at Catalytica Pharmaceuticals' Two Facilities May Cause Disruption of Manufacturing and Create Additional Liabilities.

  The Greenville Facility. There is contamination in the soil and groundwater of the pharmaceutical manufacturing facility Catalytica Pharmaceuticals purchased from Glaxo Wellcome in 1997. Glaxo Wellcome has been working with the EPA and the North Carolina Department of Environment and Natural Resources to investigate, identify and remediate contamination in the soil and groundwater at the Greenville Facility. This investigation has identified 17 different areas of the Greenville Facility where contamination has or may have occurred. Of these 17 areas, at least six have been identified by the North Carolina Department of Environment and Natural Resources as requiring further investigation and remediation. Contaminants found in the soil and groundwater at the facility include solvents, petroleum hydrocarbons and pesticides. As the new owner of the facility, Catalytica Pharmaceuticals is legally liable for such contamination. Glaxo Wellcome, however, has agreed to be primarily liable for and to perform, at its cost, the remediation that is required by law to cure the contamination of the soil and groundwater that existed at the Greenville Facility on the date the Greenville Facility was acquired by Catalytica Pharmaceuticals. We do not know the cost or the extent of remediation that is required at the Greenville Facility to cure the contamination.

  In an effort to facilitate the remediation, we have entered into an agreement with Glaxo Wellcome that requires us to provide Glaxo Wellcome with access to the Greenville Facility and certain facility services as required for the remediation. Glaxo Wellcome has agreed to reimburse us for the costs of such access. We, however, cannot assure you that our costs will be reimbursed by Glaxo Wellcome or that we will not suffer any interference with ongoing operations because of Glaxo Wellcome's remediation activities or the existence of contamination at the Greenville Facility. In addition, our future development of the facility may be limited by the existence of contamination or Glaxo Wellcome's remediation activities.

  Catalytica Pharmaceuticals' ongoing operations at the Greenville Facility may also cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals could involve costly and time-consuming negotiations and litigation. Furthermore, any such contamination caused by us could materially adversely affect the business, results of operations and financial condition of Catalytica Pharmaceuticals and our consolidated results of operations and financial condition.

  The Bay View Facility. Our Bay View facility, located in East Palo Alto, California and leased from Rhone Poulenc, Inc., has significant soil and groundwater contamination caused by a predecessor to Rhone Poulenc and is located in a down gradient area along the San Francisco Bay. Consequently, the site is subject to a clean up and abatement order issued by the Bay Area Regional Water Quality Control Board. The order currently requires stabilization, containment and monitoring of the arsenic and volatile organic contamination at the site and surrounding areas by Rhone Poulenc.

  Our ground lease with Rhone Poulenc includes an indemnity by Rhone Poulenc against any costs and liabilities that we might incur as a result of the contamination addressed by the clean-up and abatement order. Novartis, the immediately preceding owner/operator of the facility, has also indemnified us against any costs and liabilities that we may incur with respect to any contamination caused by Novartis' operations. Despite such indemnities, there is risk that we may be held responsible for existing contamination or named in an action brought by a governmental agency or a third party because of such contamination. If we are determined to have contributed to the contamination, we will be liable for any damage to third parties attributable to our contamination, and will be required to indemnify Rhone Poulenc and Novartis for any additional clean up costs or liability that they may incur because of the contamination we caused. The determination of the existence and additional cost of any such incremental contamination contribution by us could involve costly and time-consuming negotiations and litigation. Further, any such incremental contamination by us or the unenforceability of either of the indemnity agreements described above could materially adversely affect our business and results of operations.

Failure to Comply with Current Good Manufacturing Practices and other FDA Regulations would Adversely Affect Our Business.

  Catalytica Pharmaceuticals manufactures, or expects to manufacture, many active pharmaceutical ingredients and advanced pharmaceutical intermediates that are used in its customers' drug products. The final drug products in which the pharmaceutical ingredients and advanced pharmaceutical intermediates are used, however, are subject to regulation for safety and efficacy by the FDA and foreign regulatory authorities. Such products must be approved by such agencies before they can be commercially marketed. The process of obtaining regulatory clearances for marketing is uncertain, costly and time consuming. Catalytica Pharmaceuticals cannot predict how long the necessary regulatory approvals will take or if its customers will ever obtain such approval for their products. To the extent Catalytica Pharmaceuticals' customers do not obtain the necessary regulatory approvals for marketing new products, Catalytica Pharmaceuticals' product sales will be adversely affected.

  Products manufactured by Catalytica Pharmaceuticals at the Greenville Facility require Catalytica Pharmaceuticals to comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations. Additionally, certain of Catalytica Pharmaceuticals' customers, including Glaxo Wellcome, also require Catalytica Pharmaceuticals to adhere to cGMP regulations, even if not required by the FDA. Compliance with cGMP regulations requires manufacturers to expend time, money and effort in production, and to maintain precise records and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug-manufacturing facilities to ensure compliance with applicable cGMP requirements. If Catalytica Pharmaceuticals fails to comply with cGMP requirements it may become subject to possible FDA action and manufacturing at the facility could be suspended. The FDA also may require the submission of any lot of a particular product for inspection. If the lot or product fails to meet the FDA's requirements, then the FDA could take any of the following actions:

     .  restrict the release of the product
     . suspend of manufacture of the specific lot of the product, . order a recall of the lot or product, . order a seizure of the lot or product.

  Failure of Catalytica Pharmaceuticals' customers to obtain and to maintain FDA clearance for marketing of the products manufactured by Catalytica Pharmaceuticals would have a material adverse effect on our results of operations. Failure of Catalytica Pharmaceuticals to comply with cGMP regulations as required by the FDA and its customers could have a material adverse effect on our results of operations.

Our Market is Highly Competitive and Greatly influenced by Technological Change.

  We have numerous competitors in a variety of industries in the United States, Europe and Asia. Many of these competitors have commercialized and are working on technologies that could be competitive with those under development by us, including our catalytic and other technological approaches. Our competitors may develop technologies and systems and processes that are more effective than those being developed by us or that would render our technology and systems and processes less competitive or obsolete.

  In the market for intermediates and bulk actives used in pharmaceutical products and in the market for final dosage form of pharmaceutical products, our primary competition comes from pharmaceutical companies that manufacture their own products and from other chemical manufacturers such as Lonza AG and DSM Fine Chemicals.

  In the combustion systems market, our primary competition comes from large gas turbine power generation manufacturers, such as General Electric Co., Allison Engine Company and Solar Turbines. Each of these competitors is developing competing dry-low-NOx ("DLN") systems for their own turbines. Many of our competitors in the combustion systems market are also our potential customers. *We expect to rely on these potential customers to help commercialize our products.*

  Our research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience is not as great as many of our competitors. If our competitors are successful in developing systems and processes that are more effective than ours, then our ability to sell our systems and processes would be materially adversely affected. Further, our ability to gain market share may be limited because many of the our competitors are existing or potential customers.*

We Face Risks Related to Patents and Intellectual Property Rights.

  We actively pursue patents for our inventions in the United States and in markets throughout the world relevant to our business areas. We have 37 United States patents and 17 pending United States patent applications, and approximately 115 foreign patents and patent applications. Our success depends on the ability to continue to obtain patents, protect trade secrets and operate without infringing the proprietary rights of others in the United States and other countries. If we do not effectively protect our intellectual property, our business could be materially harmed.

  We cannot assure that our patent applications will result in the issuance of any patent, that any of our existing patents or any patents that may be issued in the future will provide significant proprietary protection, that any such patents will be sufficiently broad to protect our technology, or that any such patents will not be challenged, circumvented or invalidated. In addition, it is possible that others may independently develop similar systems or processes or design around patents issued to us.

  We may be required to obtain licenses to patents or other proprietary rights. We cannot assure that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we require and do not obtain such licenses, we could encounter delays in system or process introductions while we attempt to design around such patents, or we could find that the development, manufacture, sale or licensing of systems or processes requiring such licenses could be foreclosed.

  We could incur substantial costs in defending ourselves or our licensees in litigation brought by others or prosecuting infringement claims against third parties. We could incur substantial costs in interference proceedings declared by the United States Patent and Trademark Office in connection with one or more of our or third parties' patents or patent applications, and those proceedings could also result in an adverse decision as to the priority of our inventions.

  We also protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. We cannot assure that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

There is a High Concentration of Ownership in Our Capital Stock.

  As of December 31, 1998, Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") beneficially owned approximately 32% of our voting stock, and securities convertible into 40% of our voting stock, and 47% of our total outstanding capital stock (voting and non-voting). As a result, MSCP can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of all significant corporate transactions such as any merger, consolidation or sale of all or substantially all of our assets. In addition, we have granted to MSCP certain contractual rights, including representation on our Board of Directors and committees of the Board of Directors, that will give MSCP additional rights to participate in certain actions that may be taken by us. Such concentration of ownership and contractual rights may have the effect of delaying, deferring or preventing us from entering into a change of control.

  The sale by MSCP of shares of our capital stock could constitute a change of control under our credit agreement, which would trigger a default of the agreement. MSCP has agreed not to trigger a change of control under the credit agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

Investment Portfolio

  Interest Rate Swaps    In the second quarter of 1998, following the
restructuring of the Chase Credit Agreement, the Company entered into a $50 million interest rate swap, derivative transaction to reduce the Company's exposure to fluctuations in short-term interest rates. This interest rate swap transaction effectively fixed the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.90% for 4 years on $50 million of the Debt Facilities. The Company accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis. In accordance with the accrual method of accounting, there is no recognition in the financial statements for changes in the derivative's fair value. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. Any swap agreements that are not designated with outstanding debt or notional amounts (or durations) of interest-rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations would be recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method). The Company does not hold or transact in such financial instruments for purposes other than risk management.

  The notional principal amount for the off-balance-sheet instrument provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of the Company's exposure to credit or market loss. The Company believes its gross exposure to potential accounting loss on this transaction if all counterparties failed to perform according to the terms of the contract, based on then-current interest rates at each respective date, would have no material financial impact. The Company's exposure to credit loss and market risk will vary over time as a function of interest rates.

  The estimate of fair value is $1.3 million and is based on a price quote obtained from a third party. Although the table above reflects the notional principal, fair value, and credit risk amount of the Company's interest rate, it does not reflect the gains or losses associated with the exposure and transactions that the interest rate is intended to hedge. The amounts ultimately realized upon settlement of the financial instrument, together with the gains and losses on the underlying exposure, will depend on actual market conditions during the remaining life of the instrument.

  With the interest rate swap, which qualifies as an accounting hedge, the Company either makes or receives payments on the interest rate differential between 5.9% and the actual interest paid on its debt which has a floating interest rate based on the three-month U.S. dollar LIBOR rate. As a result, the swap effectively converts $50 million of the Company's floating-rate 4-year debt to a 5.90% fixed-rate debt and generally qualifies for hedge accounting treatment. The maturity date for the swap is June 10, 2002. As of December 31, 1998, the interest rate swap classified as receive-fixed swap had a weighted-average receive rate of 5.90%. The weighted-average pay rate on the swap was 5.59% as of December 31, 1998. The gain or loss on the swap is recognized in net interest expense in the same period as the hedged transaction. The actual incurred loss totaled approximately $87,000 as of December 31, 1998.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and Schedules, the report of the independent auditors, and the section entitled "Quarterly Financial Data (Unaudited)" appear on pages 71 through 120 of this Form 10-K.

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     A.  (1) Financial Statements:

         The following financial statements of the Registrant are filed as part of this Report

                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors                         69

   Consolidated Statements of Operations for the three years ended
    December 31, 1998, 1997, and 1996                                        70

   Consolidated Balance Sheets at December 31, 1998, and December 31, 1997   71

   Consolidated Statements of Cash Flows for the three years ended
    December 31, 1998, 1997, and 1996                                        73

   Consolidated Statement of Stockholders' Equity for the three years ended
     December 31, 1998, 1997, and 1996                                       75

   Notes to Consolidated Financial Statements                                76

   Separate Financial Statement of Subsidiaries Not Consolidated and Fifty
    Percent-or-Less Owned Persons:

   GENXON (tm) Power Systems, L.L.C. Financial Statements and Report of
    Independent Accountants for the year ended September 30, 1998 and the period from October 21, 1996 (date of inception) to September 30, 1997 109

   Quarterly Financial Data (Unaudited)                                     119

         (2) Financial Statement Schedules:

         Valuation and Qualifying Accounts                                  120

         (3)   Exhibits

Exhibit
  No.     Notes                            Description
-------   -----  --------------------------------------------------------------------------
3.1        (6)   Corrected Fourth Amended and Restated Certificate of Incorporation.
3.2        (1)   Bylaws of Registrant.
4.1(a)     (1)   Agreement of Shareholders Amending Registration Rights and Right of First
                 Refusal.
4.1(b)     (1)   Amended and Restated Registration Rights Agreement dated September 27, 1988.
4.1(c)     (1)   Amendment No. 1 to Amended and Restated Registration Rights Agreement.

Exhibit
  No.     Notes                            Description
-------   -----  --------------------------------------------------------------------------
4.1(d)     (1)   Form of Amended and Restated Rights Agreement.
4.2        (1)   Specimen of Common Stock Certificate.
4.3(a)     (4)   Preferred Shares Rights Agreement dated as of October 23, 1996, between
                 Catalytica, Inc. and Chase Mellon Shareholder Services, L.L.P., including the form of Rights Certificate, the Certificate of Designation and the Summary of
                 Rights attached thereto as Exhibits A, B and C, respectively.
4.3(b)     (5)   Amendment No. 1, dated as of June 28, 1997,  to Preferred Shares Rights
                 Agreement between Catalytica, Inc. and Chase Mellon Shareholder Services, L.L.C.
4.4        (6)   Stock Purchase Warrant for 2,000,000 Shares of the Company's Common Stock dated
                 July 31, 1997.
10.1       (1)   1983 Incentive Stock Option Plan, as amended, with forms of agreements thereunder.
10.2      (11)   1992 Stock Option Plan, as amended.
10.3      (11)   1992 Employee Stock Purchase Plan, as amended.
10.4       (1)** Agreement, dated as of July 18, 1988, between the Company and Tanaka Kikinzoku
                 Kogyo K.K.
10.7       (1)** Development Agreement, dated January 4, 1991 among the Company, Petro-Canada
                 Inc. And Techmocisco, Inc. (a subsidiary of Mitsubishi Oil), as amended.
10.11      (1)   Form of Indemnification Agreement.
10.13      (1)   Stock Purchase Agreement dated December 10, 1992 between the Company and
                 Mitsubishi Oil Co., Ltd.
10.15      (2)** Ground Lease Agreement, dated November 30, 1993, between the Company and
                 Rhone-Poulenc Inc.
10.16      (2)** Supply Agreement, dated September 28, 1993, between the Company and Novartis
                 Agro, Inc.
10.17      (2)   Lease Agreement, dated January 1, 1993, between the Company and Jack Dymond
                 Associates.
10.19      (2)** Agreement, dated January 31, 1995, between the Company and Tanaka Kikinzoku
                 Kogyo K.K.
10.21     (10)   Catalytica Pharmaceuticals, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.22      (3)   Catalytica Advanced Sensor Devices 1995 Stock Plan, with forms of agreements thereunder.

Exhibit
  No.     Notes                            Description
-------   -----  --------------------------------------------------------------------------
10.23      (3)   Catalytica Advanced Technologies, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.24     (10)   Catalytica Combustion Systems, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.25      (3)   Catalytica, Inc. 1995 Director Stock Option Plan, with forms of agreements thereunder.
10.26      (8)   Limited Liability Operating Agreement of GENXON Power Systems, LLC, dated
                 October 21, 1996.
10.27     (12)   Amendment No. 1, dated December 4, 1997, to the Operating Agreement of GENXON
                 Power Systems, L.L.C.
10.28      (6)** Asset Purchase Agreement among Glaxo Wellcome Inc. and Catalytica
                 Pharmaceuticals, Inc. and Catalytica, Inc., dated June 25, 1997.
10.29      (7)** Supply Agreement between Glaxo Wellcome Inc. and Catalytica Pharmaceuticals,
                 Inc., dated July 31, 1997.
10.30      (6)   Investment Agreement dated as of June 25, 1997, among Morgan Stanley Capital
                 Partners III, L.P., Morgan Stanley Capital Investors, L.P., MSCP III 892
                 Investors, L.P. and Catalytica, Inc.
10.31      (6)   $200,000,000 Credit Agreement dated July 31, 1997, by and among Catalytica,
                 Inc., Catalytica Pharmaceuticals, Inc. and The Chase Manhattan Bank.
10.32     (12)   Amendment No. 1 and Consent, dated January 6, 1998, to $200,000,000 Credit
                 Agreement among Catalytica, Inc., Catalytica Pharmaceuticals, Inc. and The
                 Chase Manhattan Bank.
10.33      (6)   Pledge Agreement
10.34      (6)   Security Agreement
10.35      (9)*  Amendment No. 1 to Supply Agreement between Glaxo Wellcome, Inc. and Catalytica
                 Pharmaceuticals, Inc. dated May 28, 1998.
10.36      (9)   Effectiveness Agreement among Catalytica, Inc., Catalytica Pharmaceuticals,
                 Inc. and The Chase Manhattan Bank dated June 4, 1998, including Exhibit A,
                 $175,000,000 Amended and Restated Credit Agreement.
10.37            Form of Change of Control Severance Agreement entered into between the Company and certain of its executive officers.
21.1       (1)   Subsidiaries of Registrant
23.1             Consent of Ernst & Young LLP, Independent Auditors.

Exhibit
  No.     Notes                            Description
-------   -----  --------------------------------------------------------------------------
23.2             Consent of Coopers & Lybrand LLP, Independent Accountants
24.1             Power of Attorney.  (See page 122)
27.1             Financial Data Schedule

      (1) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 33-55696).

      (2) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1994.

      (3) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      (4) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A as filed with the Commission on November 29, 1996.

      (5) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A/A as filed with the Commission on July 29, 1997.

      (6) Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

      (7) Incorporated by reference to exhibits filed with the Company's Form 10-Q/A for the quarter ended June 30, 1997.

      (8) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1996.

      (9) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1998.

     (10) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended September 30, 1998.

     (11) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8 (file No. 333-57809) as filed with the commission on June 26, 1998.

     (12) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1997.

      ** Confidential treatment has been granted for portions of these agreements.

                           (3)   Exhibits (continued)

B.    Reports on Form 8-K

   No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1998.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Catalytica, Inc.

   We have audited the accompanying consolidated balance sheets of Catalytica, Inc. as of December 31, 1998 and December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalytica, Inc. at December 31, 1998 and December 31, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                            ERNST & YOUNG LLP



San Jose, California
January 29, 1999

                                CATALYTICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                      For the year ended December 31,
                                                            -----------------------------------------------------
                                                                  1998              1997              1996
                                                            ----------------  ----------------  -----------------

Revenues:
     Product sales                                                 $367,448          $174,347            $ 9,813
     Research and development contracts                               7,708             6,599              6,501
                                                                   --------          --------            -------
          Total revenues                                            375,156           180,946             16,314

Costs and expenses:
   Cost of product sales                                            302,748           155,092              9,073
   Research and development                                          22,598             9,556              9,707
   Selling, general and administrative                               16,875             7,302              4,452
                                                                   --------          --------            -------

       Total costs and expenses                                     342,221           171,950             23,232
                                                                   --------          --------            -------

Operating income (loss)                                              32,935             8,996             (6,918)

Interest income                                                       2,894             1,450              1,179
Interest expense                                                     (8,931)           (5,422)              (353)
Gain on sale of assets                                                   --                --                900
Loss on joint ventures                                               (3,827)           (4,355)                --
                                                                   --------          --------            -------

Income (loss) before income taxes                                    23,071               669             (5,192)

Provision for income taxes                                           (2,308)             (359)                --
                                                                   --------          --------            -------

Net income (loss) before common stock redemption                     20,763               310             (5,192)

Less premium paid on redemption of Class B common stock                  --            (3,750)                --
                                                                   --------          --------            -------

Income (loss) attributable to common shareholders                  $ 20,763          $ (3,440)           $(5,192)
                                                                   ========          ========            =======
Net income (loss) per share:
Basic                                                                 $0.39            $(0.10)            $(0.27)
                                                                   ========          ========            =======
Diluted                                                               $0.33            $(0.10)            $(0.27)
                                                                   ========          ========            =======

Number of shares used in computing net income (loss) per share:
Basic                                                                53,109            33,248             19,283
                                                                   ========          ========            =======
Diluted                                                              59,196            33,248             19,283
                                                                   ========          ========            =======

        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                              December 31,      December 31,
                                                                                  1998              1997
                                                                            ----------------  ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 42,392          $ 35,149
  Short-term investments                                                              5,193            11,918
  Accounts receivable, net of allowance for doubtful accounts of
   $1,700 ($600 in 1997)                                                             34,456            12,640
  Accounts receivable from joint ventures, net of allowance for doubtful
   accounts of $87 (none in 1997)                                                     1,121               967
  Notes receivable from employees, net of allowance for doubtful notes
   of $25 (none in 1997)                                                                282               405
  Inventory:
     Raw materials                                                                   38,614            52,648
     Work in process                                                                 41,256            54,883
     Finished goods                                                                   8,979             6,714
                                                                                   --------          --------
                                                                                     88,849           114,245
  Deferred tax asset                                                                  2,867               166
  Prepaid expenses and other assets                                                   1,578             1,939
                                                                                   --------          --------
     Total current assets                                                           176,738           177,429
Property, plant and equipment:
  Land                                                                                5,391             5,391
  Equipment                                                                         124,735            99,744
  Buildings and leasehold improvements                                               65,398            59,344
                                                                                   --------          --------
                                                                                    195,524           164,479
  Less accumulated depreciation and amortization                                    (27,882)          (15,075)
                                                                                   --------          --------
                                                                                    167,642           149,404
Other assets                                                                          3,016             2,040
                                                                                   --------          --------
                                                                                   $347,396          $328,873
                                                                                   ========          ========

        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                              December 31,       December 31,
                                                                                  1998               1997
                                                                            -----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $ 19,984           $ 23,281
  Accrued payroll and related expenses                                                16,497              5,768
  Deferred revenue                                                                     4,479              1,848
  Other accrued liabilities                                                            8,116              8,250
  Current portion of long-term debt                                                   10,770             50,332
  Income taxes payable                                                                 3,706                525
                                                                                    --------           --------
     Total current liabilities                                                        63,552             90,004

Long-term debt                                                                        67,007             75,069
Non-current deferred revenue                                                           2,181              3,611
Minority interest                                                                     41,000             11,000
Commitments and Contingencies
Class A and B common stock subject to mandatory redemption:
   Class A - 30,000,000 shares authorized, 13,270,000 issued and
    outstanding in 1998 and 1997                                                      51,452             51,452
   Class B - 17,000,000 shares authorized, 11,730,000 issued and
    outstanding in 1998 and 1997                                                      45,627             45,627

Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000 shares authorized,
     none issued and outstanding                                                          --                 --
  Common Stock, $.001 par value; 120,000,000 shares authorized including
   30,000,000 Class A and 17,000,000 Class B, 28,406,087 shares of common stock issued and outstanding in 1998; (27,941,729 shares in 1997).
   See Class A and B common stock above                                                   28                 28
  Additional paid-in capital                                                         103,954            100,375
  Deferred compensation                                                                 (281)              (406)
  Accumulated deficit                                                                (27,124)           (47,887)
                                                                                    --------           --------
     Total stockholders' equity                                                       76,577             52,110
                                                                                    --------           --------
                                                                                    $347,396           $328,873
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

                                CATALYTICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)

                                                                            Year ended December 31,
                                                                 ----------------------------------------------
                                                                      1998            1997            1996
                                                                 --------------  --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                                   $ 20,763       $     310        $ (5,192)

  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activity:
    Depreciation and amortization                                       11,491           5,754             944
    Deferred income taxes                                               (2,701)           (166)            ---
    Losses in joint ventures                                             3,827           4,355             ---
    Changes in:
      Accounts receivable                                              (21,816)         (8,696)           (387)
      Accounts receivable from related party                               ---             ---            (865)
      Accounts receivable from joint venture                              (154)           (102)            ---
      Inventory                                                         25,396           5,995          (2,563)
      Prepaid expenses, and other current assets                         1,061             136            (310)
      Accounts payable                                                  (3,297)         21,226             716
      Accrued payroll and related expenses                              10,729           4,395             (20)
      Deferred revenue                                                   1,201          (1,248)          6,540
      Other accrued liabilities                                          3,047           7,826             359
                                                                      --------       ---------        --------
        Net cash provided by (used in) operating activities           $ 49,547       $  39,785        $   (778)

Cash flows from investing activities:
  Purchases of investments                                             (37,202)        (25,099)        (22,748)
  Maturities of investments                                             44,431          21,532          30,500
  Investment in joint ventures                                          (3,827)         (4,355)            ---
  Acquisition of property and equipment                                (31,357)         (6,347)         (3,565)
  Disposition of property and equipment                                    272              --              --
  Proceeds from sale of property and equipment                               7              --              --
  Acquisition of Glaxo Wellcome inventory                                   --        (116,823)             --
 Acquisition of Glaxo Wellcome property, plant and equipment
                                                                            --        (131,198)             --
                                                                      --------       ---------        --------
        Net cash provided by (used in) investing activities           $(27,676)      $(262,290)       $  4,187

        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)

                                                                               Year ended December 31,
                                                                   -----------------------------------------------
                                                                        1998            1997             1996
                                                                   --------------  ---------------  --------------
 Cash flows from financing activities:
 Net receipts on (issuance of) notes receivable from employees              (583)             (92)           (206)
 Additions to debt obligations                                             2,700          137,726           4,213
 Payments on debt obligations                                            (50,324)         (20,501)         (5,278)
 Minority investment                                                      30,000               --           8,000
 Issuance of Class A and B common stock, net                                  --          117,679              --
 Repurchase of Class B common stock                                           --          (23,750)             --
 Issuance of common stock by exercise of  warrant dividend                    --           27,692              --
 Issuance of common stock                                                  3,579            3,360             381
                                                                        --------         --------         -------
        Net cash provided by (used in) financing activities             $(14,628)        $242,114         $ 7,110
                                                                        --------         --------         -------

 Net increase in cash and cash equivalents                                 7,243           19,609          10,519
 Cash and cash equivalents at beginning of year                           35,149           15,540           5,021
                                                                         -------          -------         -------
 Cash and cash equivalents at end of year                                $42,392          $35,149         $15,540
                                                                         =======          =======         =======

 Additional disclosure of non-cash financing and operating
  activities:
      Issuance of warrants in conjunction with the Glaxo
       Wellcome facility acquisition                                         ---            6,500             ---
                                                                         =======          =======         =======

      Issuance of Catalytica Pharmaceutical's Junior Preferred
       Stock in conjunction with the Glaxo Wellcome facility
       acquisition                                                           ---            3,000             ---
                                                                         =======          =======         =======

      Assumption of liability in conjunction with Glaxo Wellcome
       facility acquisition                                                  ---            6,400             ---
                                                                         =======          =======         =======

      Issuance of Catalytica common stock to Shearson Lehman for services provided in conjunction with issuance of Class A
       & B common stock                                                      ---              600             ---
                                                                         =======          =======         =======

 Deferred Compensation                                                       ---              500             ---
                                                                         =======          =======         =======

 Supplemental disclosure of cash flow information:
 Interest paid                                                           $ 8,335          $ 4,667         $   353
                                                                         =======          =======         =======

        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                  Common Stock         Additional                                  Total
                                                  ------------          Paid-In     Deferred       Accumulated  Stockholders'
                                                Shares       Amount     Capital    Compensation      Deficit       Equity
                                             ------------  ----------  ----------  -------------  --------------  ---------

Balance at December 31, 1995                   19,190,222         $19   $ 65,101          $ (86)       $(43,005)   $22,029
Sale of common stock                              206,852          --        358             --              --        358
Expense recorded from acceleration
   of stock options                                    --          --         23             --              --         23
Amortization of deferred
   compensation                                        --          --         --             45              --         45
Net loss                                               --          --         --             --          (5,192)    (5,192)
                                               ----------         ---   --------          -----        --------    -------
Balance at December 31, 1996                   19,397,074         $19   $ 65,482          $ (41)       $(48,197)   $17,263
Sale and issuance of common stock               1,413,506           2      3,958             --              --      3,960
Issuance of warrants to Glaxo Wellcome                 --          --      6,500             --              --      6,500
Net exercise of warrants issued in
 connection with public offering                  208,153

Exercise of warrant dividends                   6,922,996           7     27,685             --              --     27,692
Premium paid in connection with repurchase
 of Class B common stock                                                  (3,750)                                   (3,750)

Issuance of below market stock
   options                                             --          --        500           (500)                        --
Amortization of deferred
   compensation                                        --          --         --            135              --        135
Net income                                             --          --         --             --             310        310
                                               ----------         ---   --------          -----        --------    -------
Balance at December 31, 1997                   27,941,729         $28   $100,375          $(406)       $(47,887)   $52,110
Sale and issuance of common stock                 464,358          --      3,289             --              --      3,289
Issuance of stock options to consultants               --          --        290             --              --        290
Amortization of deferred
   compensation                                        --          --         --            125              --        125
Net income                                             --          --         --             --          20,763     20,763
                                               ----------         ---   --------          -----        --------    -------
Balance at December 31, 1998                   28,406,087         $28   $103,954          $(281)       $(27,124)   $76,577
                                               ==========         ===   ========          =====        ========    =======

        The accompanying notes are an integral part of these statements.

                                CATALYTICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Significant Accounting Policies

  Description of Business   Catalytica, Inc. ("Catalytica" or "the Company")
builds business in high growth industries where the Company's technologies sptimize manufacturing and solve environmental problems. To enhance its market focus, and increase flexibility for strategic financial arrangements and business partnerships, the Company has created three operating subsidiaries:
Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals"), Catalytica Combustion Systems, Inc. ("Combustion Systems"), and Catalytica Advanced Technologies, Inc. ("Advanced Technologies").

  Basis of Presentation The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts from 1997 and 1996 have been reclassified to reflect 1998 and 1997 presentation, respectively.

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

  Financial Instruments

  Cash and Cash Equivalents     Cash and cash equivalents consist of cash on
deposit with banks and money market instruments. As a result of a $30 million investment by Enron Ventures Corporation in Combustion Systems (See Note 3), and covenants associated with the Chase Credit Agreement (See Note 7), certain restrictions have been placed on the use of the Company's cash and investments. Of the Company's $42.4 million in cash and cash equivalents, $17.7 million may only be used for Combustion Systems' operations, and the remaining $24.7 million may be used for Catalytica Pharmaceuticals and other operations in the Company, excluding Combustion Systems. These same restrictions apply to any short and long term investments (See Investments below). The entire $5.2 million in short term investments is associated with Combustion Systems, therefore, these funds can also only be used within the Combustion Systems' operations.

  Investments    For the purposes of the consolidated cash flows, all
investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents (none at December 31, 1998); investments with maturities of three months or less at the date of purchase which are held-to-maturity ($5.2 million at December 31, 1998) and investments with maturities greater than three months which are available-for-sale (none at December 31, 1998) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at December 31, 1998). All investments at December 31, 1998, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

  As of December 31, 1998, the average portfolio duration is approximately .85 months.

  Interest Rate Swap    In the second quarter of 1998 following the
restructuring of the Chase Credit Agreement (see Note 7), the Company entered into a $50 million interest rate swap to reduce the Company's exposure to
fluctuations in short-term interest rates.   This interest rate swap transaction
effectively fixed the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.90% for 4 years on $50 million of the Term Debt Facility. The Company accounts for this interest rate swap as a hedge, and accrues the interest rate differential as an adjustment to interest expense on a monthly basis. In accordance with the accrual method of accounting, there is no recognition in the financial statements for changes in the derivative's fair value. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. Any swap agreements that are not designated with outstanding debt or notional amounts (or durations) of interest-rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations would be recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method). The Company does not hold or transact in such financial instruments for purposes other than risk management.

  As of December 31, 1998, the interest rate swap classified as a receive-fixed swap had a weighted-average receive rate of 5.90%. The weighted-average pay rate on the swap was 5.59% as of December 31, 1998. The gain or loss on the swap is recognized in net interest expense in the same period as the hedged transaction. The actual incurred loss totaled approximately $87,000 as of December 31, 1998.

  Concentrations of Credit Risk   Financial instruments that potentially subject
the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term and long-term investments, and trade receivables. The Company uses local banks and various investment firms to invest its excess cash, principally in commercial paper and money market funds, to provide a diversified portfolio of investments with strong credit ratings. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

  Inventories All inventories are stated at the lower of cost (first-in, first-out) or market. Inventory write-downs are based on the Company's best estimates.

  On July 31, 1997, Catalytica Pharmaceuticals purchased $116.8 million of inventory as part of the acquisition of the pharmaceutical manufacturing facility from Glaxo Wellcome Inc.

  Property, Plant, and Equipment   On July 31, 1997, Catalytica Pharmaceuticals
purchased from Glaxo Wellcome (i) all the land, buildings and improvements thereon and certain rights relating thereto compromising the pharmaceutical manufacturing facility of Glaxo Wellcome located in Greenville, North Carolina ("Greenville Facility"), containing approximately 584 acres of land, and (ii) substantially all of the machinery, equipment, furniture, fixtures, transportation and distribution equipment, waste treatment facilities, computers, analytical equipment, instruments, communication equipment, control systems, spare parts, supplies, materials and all other items of tangible personal property owned by Glaxo Wellcome and located at the Greenville Facility. The Company recorded $147.1 million of property, plant, and equipment in connection with the acquisition of the Greenville Facility ("Acquisition").

  Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line basis over the lesser of the useful lives of the respective assets or the lease term, if applicable (generally 3-15 years). Expenditures for maintenance and repairs are generally charged to expense as incurred. In 1998, $16.6 million was charged to repair and maintenance expense.

  Advertising   Advertising costs are expensed as incurred. Advertising costs were $539,000, $165,000, and $49,000 for the years ended December 31, 1998,
1997, and 1996 respectively.

  Revenues   Revenues consist of both product sales and research revenues. All product revenues are recognized upon shipment. Approximately 98% of revenues are related to pharmaceutical product sales for the year ended December 31, 1998. During 1998, approximately 88% of the Company's product revenues were derived from sales to Glaxo Wellcome. As of December 31, 1998, and December 31, 1997, respectively, a receivable in the amount of $16.1 million and $11.8 million was outstanding from Glaxo Wellcome. Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a specified level or that Glaxo Wellcome will pay to Catalytica Pharmaceuticals any shortfall. The guaranteed revenues, which include compensation for transition services Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome, and which exclude the cost of materials, in the next several years are as set forth below in millions of dollars:

                          August 1 -
                         December 31,            1998          1999          2000          2001      Total
                         -----------            ------        ------         -----         -----     ------
                             1997
                            -----
Supply agreement and
 certain amendments          $77.0              $173.4        $113.8        $72.6         $22.6     $459.4


  The Supply Agreement and certain subsequent amendments state that guaranteed revenues are to be calculated by comparing the agreed upon product prices billed on invoices for the year to the stipulated guaranteed revenue amount for the specific year in agreement.

  Approximately 2% of the Company's revenues in 1998 were derived from research and development contracts. Most of the Company's research and development contracts are subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. There can be no assurance that the Company will continue to receive research and development funding, and the Company expects that it will rely increasingly on product sales for its revenues.

  Research revenues are earned as contractual services are performed in connection with collaborative arrangements and are recognized in accordance with contract terms, principally based on reimbursement of total costs and expenses incurred. In return for funding development, collaborative partners receive certain rights in the commercialization of the resulting technology. Costs of $7.5 million, $6.3 million, and $6.2 million related to research revenues were included in total costs and expenses for each of the three years ended December 31, 1998, 1997, and 1996, respectively. Unbilled revenues related to work performed under collaborative arrangements were approximately $0.5 million at December 31, 1998 ($1 million at December 31, 1997) and are included in accounts receivable on the accompanying balance sheet. Most amounts unbilled at December 31, 1998, were billed in January 1999.

  Major Customer Information   Revenues from major customers from all sources of
revenue representing more than 10% of revenues in any of the past three years are as follows:

                                                                                Year ended December 31,
                                                              -----------------------------------------------------------
                          Customer                                   1998                 1997                1996
------------------------------------------------------------  -------------------  -------------------  -----------------

Glaxo Wellcome                                                                86%                  87%                --
Pharmacia Upjohn (formerly Upjohn)                                            --                   --                 17%
Merck & Co.                                                                   --                    1%                13%
Novartis                                                                       1%                   3%                11%
Pfizer, Inc.                                                                   3%                   2%                11%

  Research and Development   All costs for research and development activities
are expensed in the year incurred. Such costs include proprietary research and development expenses associated with revenues from research and development agreements. Approximately 21% of the Company's 1998 research and development expenses were spent to develop the Company's combustion systems technology, approximately 60% were spent on pharmaceuticals technology, and approximately 19% were spent on other technologies, much of which was performed at the specific request of, and funded by, third parties.

  Income Taxes   The Company accounts for income taxes under the liability
method in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes"(see Note 8). Income taxes have been provided and tax credits have been recognized based on tax laws in effect at the dates of the financial statements.

  Earnings (Loss) per Share   Earnings (loss) per share is presented in
accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards

("SFAS") No. 128, "Earnings Per Share" ("EPS"). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution created by common stock equivalents. For the periods ended December 31, 1997, and 1996, the inclusion of common stock equivalents and the reduction of Catalytica Pharmaceuticals income due to holders of subsidiary stock options is antidilutive, therefore loss per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents. Weighted average shares outstanding includes Class A and B common shares as the Company considers Class A and B to be the equivalent of common stock. All periods presented herein have been adjusted to reflect the calculation of EPS in accordance with SFAS No. 128.

A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

                           Earnings (Loss) per Share
                    (In thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        1998                1997               1996
                                                                        ----                ----               ----
Numerator:
  Numerator for basic earnings per share:  Income (loss)
   available to  common shareholders                                 $20,763             $   310             $(5,192)

  Premium paid on common stock redemption (*)                             --              (3,750)                 --
                                                                     -------             -------             -------
                                                                      20,763              (3,440)             (5,192)
  Less:  Reduction of Catalytica Pharmaceuticals income
   attributable to holders of subsidiary stock options

                                                                      (1,380)                 --                  --
                                                                     -------             -------             -------

  Numerator for diluted earnings (loss) per share                    $19,383             $(3,440)            $(5,192)
                                                                     -------             -------             -------

Denominator:
 Denominator for basic earnings (loss) per share
  Weighted-average shares                                             53,109              33,248              19,283
                                                                     -------             -------             -------
 Effect of dilutive securities:
  Catalytica, Inc. employee stock options                                807                  --                  --
  Catalytica Pharmaceuticals Convertible Preferred Stock               1,683                  --                  --

  Catalytica Pharmaceuticals Convertible Junior Preferred Stock          568                  --                  --

  Catalytica Combustion Systems, Inc. Convertible Preferred
   Stock                                                               2,651                  --                  --

  Catalytica, Inc. warrants issued to Glaxo Wellcome, Inc.               378                  --
                                                                     -------             -------             -------
     Dilutive potential common shares                                  6,087                  --                  --

 Denominator for diluted earnings (loss) per share
  Adjusted weighted-average shares and assumed conversions            59,196              33,248              19,283
                                                                     -------             -------             -------

 Basic earnings (loss) per share                                       $0.39             $ (0.10)             ($0.27)
                                                                     =======             =======             =======
 Diluted earnings (loss) per share                                     $0.33             $ (0.10)             ($0.27)
                                                                     =======             =======             =======

  * Income (loss) available to common shareholders reflects a reduction from 1997 net income of $3.75 million relating to the call premium paid for the repurchase of five million shares of Series B common stock with proceeds received from the exercise of warrants issued to shareholders as a dividend. See Note 11.

  For the years ended December 31, 1997, and 1996, potentially dilutive securities of 2,649,000 and 2,286,000, respectively, were outstanding and not included in the diluted earnings per share computation because they are antidilutive.

  Stock-Based Compensation In 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation to employees. The Company has elected to account for stock-based compensation to employees in accordance with APB Opinion 25, providing only pro forma disclosures required by Statement 123. See Note 11.

  Comprehensive Income    Effective January 1, 1998, the Company adopted
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. As the Company has no components of other comprehensive income, there are no disclosure requirements involved in the Company's adoption of this Statement.

  Segment Disclosures In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for the way that public business enterprises report information about reportable operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

  The Company operates primarily in the pharmaceuticals and combustion systems industries. The Company has determined the reportable operating segments based upon how the business is managed and operated. Catalytica Pharmaceuticals and Combustion Systems operate as independent subsidiaries of the Company with their own sales, research and development and operations departments. Each subsidiary manufactures and distributes distinct products with different production processes. As such, the following table discloses revenues, operating income, and identifiable assets for the above named operating segments. Advanced Technologies is combined with Corporate as it does not meet the requirements for separate disclosure.


(In thousands)
--------------
                                        1998          1997         1996
                                        ----          ----         ----
Revenues

 Catalytica Pharmaceuticals         $368,877      $175,807      $ 10,127
 Combustion Systems                    2,707         1,950         2,702
 Corporate and other subsidiary        3,572         3,189         3,485
                                    --------      --------      --------
  Total Revenues                    $375,156      $180,946      $ 16,314
                                    ========      ========      ========

                                        1998          1997         1996
                                        ----          ----         ----
Operating Income
 Catalytica Pharmaceuticals         $ 37,398      $  9,258      $ (3,738)
 Combustion Systems                   (3,014)         (478)       (2,216)
 Corporate and other subsidiary       (1,449)          216          (964)
                                    --------      --------      --------
  Total Operating Income            $ 32,935      $  8,996      $ (6,918)
                                    ========      ========      ========

                                        1998          1997         1996
                                        ----          ----         ----

Identifiable Assets
 Catalytica Pharmaceuticals         $300,264      $305,565      $ 24,147
 Combustion Systems                   27,402         2,011         2,339
 Corporate and other subsidiary       19,730        21,297        14,517
                                    --------      --------      --------
  Total Assets                      $347,396      $328,873      $ 41,003
                                    ========      ========      ========

  Impact of Recently Issued Accounting Standards In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of the Statement is permitted. The Company is still in the process of assessing the impact that the Statement will have on the Company's results of operations, consolidated financial position, and operating policies.

Note 2.  Catalytica Pharmaceuticals, Inc.

  On July 31, 1997 the Company purchased from Glaxo Wellcome a pharmaceuticals manufacturing facility in Greenville, North Carolina for (i) $244.7 million in cash; (ii) 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals; (iii) warrants to purchase 2,000,000 shares of Common Stock of Catalytica at an exercise price of $12.00 per share exercisable for six years after the closing of the acquisition ("Closing") and (iv) 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million attributable to the sterile products portion of the Greenville Facility for a period of ten years following the Closing, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25 million.

  The cash purchase price reflects the parties' agreement to a reduction in the cash consideration of approximately $6.4 million in exchange for the assumption by the Company and Catalytica Pharmaceuticals of certain liability associated with the abatement of asbestos or asbestos containing materials ("ACM") present at the Greenville Facility and post-closing employee workplace exposure. As a result of the Acquisition, Catalytica recorded $116.8 million of inventory, $147.1 million of property, plant, and equipment, and the assumption of the aforementioned asbestos liability of $6.4 million. During 1998, the Company began performing some asbestos abatement, and the asbestos liability was reduced by $0.6 million. See Note 5.

  The Junior Preferred Stock of Catalytica Pharmaceuticals issued to Glaxo Wellcome has the following rights: (a) a non-cumulative dividend preference and a liquidation preference, both junior to the outstanding preferred stock of Catalytica Pharmaceuticals and the Catalytica Pharmaceuticals Series C Preferred Stock which was issued to the Company in connection with the Acquisition; (b) the right to convert into shares of Catalytica Pharmaceuticals Common Stock on a one-for-one basis (subject to adjustment in the case of stock splits, reclassifications, stock dividends and rights offerings to existing holders of Common Stock and similar events and in the event of Common Stock issuances below the then fair market value except for issuances pursuant to Catalytica Pharmaceuticals' employee benefit plans) at any time at the option of the holder and automatically upon the closing of an underwritten public offering which results in gross proceeds of at least $10 million to Catalytica Pharmaceuticals;
(c) each share of Junior Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Junior Preferred Stock could then be converted; and (d) if Catalytica Pharmaceuticals shall not have consummated an underwritten public offering which results in gross proceeds of at least $10 million to Catalytica Pharmaceuticals within five years of the consummation of the Acquisition, the Junior Preferred Stock shall be exchangeable, at the option of Glaxo Wellcome, into shares of Common Stock of the Company having a market value at that time equal to the value of the preferred stock. Upon consolidation of Catalytica Pharmaceuticals into Catalytica, Inc., the Junior Preferred Stock issued to Glaxo Wellcome is reflected as $3 million of minority interest in Catalytica, Inc.

  In connection with the sale of the Greenville Facility, Glaxo Wellcome entered into a Supply Agreement under which Catalytica Pharmaceuticals manufactures products for Glaxo Wellcome over the next several years. In 1998 the Company signed two amendments to the original Supply Agreement, and a third amendment was signed in the first quarter of 1999. Catalytica Pharmaceuticals estimates that aggregate payments (including the cost of materials) by Glaxo Wellcome under the original Supply Agreement will total approximately $800 million over a
five-year period.   Subsequent amendments to the original supply agreement may provide for approximately $120 million in revenue over a two and one-half year period commencing July 1998. Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals under the original Supply Agreement will meet a specified level of minimum revenue or that Glaxo Wellcome will pay to Catalytica Pharmaceuticals any shortfall. A portion of the $120 million additional revenue has also been guaranteed by Glaxo Wellcome, however; the majority of this additional revenue is based on forecasts by Glaxo Wellcome for production as defined in the amended agreements. As such, the forecasted revenues are subject to fluctuations based on production demand by Glaxo Wellcome. The minimum revenues, which include compensation for transition services Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome, and which exclude the cost of materials, over the five years beginning in 1997, total $459.4 million. As of December 31, 1998 and 1997, a receivable in the amount of $16.0 million and $11.8 million, respectively, was outstanding from Glaxo Wellcome.

  On May 8, 1996, Pfizer Inc. ("Pfizer") entered into a Collaborative Research and License Agreement and a Stock Purchase Agreement with Catalytica Pharmaceuticals, Inc. that included the purchase of 150,000 shares of Series B Preferred Stock by Pfizer. The holders of the Series B Preferred Stock shall be entitled to receive non-cumulative dividends at a rate of $6.00 per share, per annum, when and if declared by the Board of Directors. In consideration of the $15 million paid, Catalytica Pharmaceuticals is also obligated to perform specified agreed upon research for a five year period. Accordingly, Catalytica recognized Pfizer's minority interest in Catalytica Pharmaceuticals at $8 million and recorded deferred revenue of $7 million to be recognized as research is performed. In 1998 and 1997, $1.4 million and $1.5 million, respectively, of research was performed and recognized as revenue. The deferred revenue balance pertaining to Pfizer is $3.6 and $5.0 million at December 31, 1998, and 1997, respectively.

  In conjunction with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Pfizer the right to exchange the Series B Preferred Stock of the Company for Catalytica, Inc. ("Catalytica") Common Stock. After the three year anniversary of the agreement, Pfizer shall have the right to require the Company to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Common Stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the Preferred Stock and the market value of Catalytica's Common Stock at the time of conversion. In the event of insolvency of the Catalytica Pharmaceuticals, Pfizer may convert $4.2 million of Series B Preferred Shares into 700,000 shares of Catalytica's Common Stock.

Note 3.  Catalytica Combustion Systems, Inc.

  On January 14, 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation ("Enron"), purchased a 15% minority interest in Combustion Systems for $30 million in cash in which Enron received 1,339,286 shares of Combustion Systems' Series B Preferred Stock. In addition, Enron also received a three-year option to purchase an additional 5% of Combustion Systems for $14.4 million in cash. In conjunction with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Enron the right to exchange the Series B Preferred Stock of Combustion Systems for Catalytica, Inc. Common Stock. After the five year anniversary of the agreement, if Combustion Systems has not undertaken a public offering, in which Combustion Systems receives at least $20 million in gross proceeds, Enron shall have the right to require the Company to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Common Stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the Preferred Stock and the market value of Catalytica's Common Stock at the time of conversion. Upon consolidation of Combustion Systems into Catalytica, Inc., the Series B Preferred Stock issued to Enron is reflected as $30 million of minority interest.

  Joint Venture (GENXON) On October 15, 1996, Catalytica's subsidiary Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON/(TM)/ Power Systems, LLC, was formed to upgrade the combustion systems of installed turbines with XONON, which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.

  The initial capital commitment of the GENXON joint venture partners was $10 million: $2 million from Combustion Systems, and $8 million from Woodward, payable over time as the funds were required by the joint venture. In addition to the initial capital commitment made by Combustion Systems and Woodward, Combustion Systems has contributed to the joint venture an exclusive license for the use of its catalytic combustion technologies valued at $8 million, and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustion valued at $2 million. The initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. For the year ended December 31, 1998, Combustion Systems contributed $4.4 million in cash, of which $0.5 million was accrued by the Company in 1997 and paid in 1998, and Woodward Governor Company contributed $4.4 million, bringing the total combined investment in the joint venture to $22.6 million to date. Combustion Systems began accounting for its share of the joint venture gain or loss upon the first cash infusion totaling $1.0 million which occurred on January 3, 1997 upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward Governor. For the year ended December 31, 1998, the Company recorded losses of $3.7 million on the joint venture.

  Subsequent to the formation of the joint venture, the Company received reimbursements for costs incurred by the Company on behalf of GENXON totaling $2 million. Accordingly, these costs have not been included in the consolidated financial statements of Catalytica, Inc. As of December 31, 1998, accounts receivable of $0.4 million were outstanding from GENXON.

  The following information summarizes GENXON's financial position for the year ended September 30, 1998, and the unaudited quarter ended December 31, 1998:

                                Year Ended              Quarter Ended
                             September 30, 1998       December 31, 1998
                             ------------------       -----------------
(in thousands)                                           (Unaudited)

Total revenues                         $   204                  $   386
                                       =======                  =======

Net loss                               $(9,615)                 $(1,246)
                                       =======                  =======

Current assets                         $ 1,077                  $ 1,487
Long-term assets                         1,018                      968
                                       -------                  -------
        Total assets                   $ 2,095                  $ 2,455
                                       =======                  =======

Current liabilities                    $   786                  $ 1,243
Members' capital                         1,309                    1,212
                                       -------                  -------

         Total liabilities
          and members' capital         $ 2,095                  $ 2,455
                                       =======                  =======

Note 4.  Catalytica Advanced Technologies, Inc.

  Joint Venture (Single-Site Catalysts, L.L.C.) On November 1, 1998, Advanced Technologies entered into an operating agreement with United Catalysts, Inc. ("United Catalysts") to form Single-Site Catalysts, L.L.C., a Delaware limited liability company ("Single-Site Catalysts"). Advanced Technologies was required to contribute inventory and equipment valued at $0.15 million and a License Agreement. United Catalysts agreed to contribute a License Agreement and $5 million in capital to be paid in varying installments over the next several years. Single-Site Catalysts incurred a loss in 1998 and the Company anticipates that the joint venture will continue to generate losses during 1999. The Company has recorded its share of these losses to the extent of its capital contribution of $0.15 million in 1998. However, the operating agreement does not require any further capital contributions by Advanced Technologies beyond it's initial $0.15 million contribution. Therefore, no further losses will be recorded by the Company unless it decides to invest additional capital.

  Advanced Sensor Devices On June 28, 1996, Catalytica completed the sale of substantially all the business of its wholly owned subsidiary, Advanced Sensor Devices, Inc. ("ASD"), to Monitor Labs, Inc. ASD produced continuous emission monitors ("CEMs") based on proprietary catalytic sensors. The terms for selling substantially all of ASD's assets included an initial payment of approximately $1.1 million at the closing, an additional $0.5 million paid upon certification for the CEM product which occurred in December 1996, and a royalty stream based on future revenues. For the year ended December 31, 1996, Catalytica realized a $0.9 million gain on the sale of ASD's assets.

Note 5.  Environmental Regulations

  On November 30, 1993, the Company entered into a ground lease with Rhone Poulenc, Inc. to lease the surface of the pharmaceuticals manufacturing facility in East Palo Alto, California ("site"). Because there is significant soil and groundwater contamination caused by past activities on the Site, Rhone Poulenc Inc. is remediating the soil and groundwater of the Site pursuant to an order from the Bay Area Regional Water Quality Control Board ("RWQCB"). Pursuant to the ground lease with Rhone Poulenc Inc., the Company has received an indemnity for the contamination that is the subject of the RWQCB's order.

  A moderate amount of asbestos containing material ("ACM") is present at the Greenville Facility. The Company believes that the ACM, in its present condition, does not require abatement. Abatement is only required if renovations are performed in those areas containing ACM. The Company assumed the $6.4 million liability associated with the abatement of the ACM present at the Greenville Facility under the purchase agreement with Glaxo Wellcome. During 1998, the Company began performing some asbestos abatement, and the asbestos liability was reduced by $0.6 million. The Company had a reserve totaling $5.8 million and $6.4 million at December 31, 1998, and 1997, respectively, netted against property, plant, and equipment which the Company believes is adequate to cover the cost of remedial clean-up should further renovations ever be performed in those areas containing ACM.

  In connection with the sale of the pharmaceutical manufacturing facility in Greenville, North Carolina to the Company (see Note 2), Glaxo Wellcome agreed to perform, at its own cost, remediation required by law associated with soil and groundwater contamination existing at the Greenville Facility as of the date of the acquisition, July 31, 1997. Catalytica Pharmaceuticals is required to provide access to the Greenville Facility and certain facility services required by the remediation efforts, subject to reimbursement by Glaxo Wellcome.

  Many of the pharmaceuticals products the Company manufactures, or will manufacture in the future, and the final drug products in which they are used, are subject to regulation for safety and efficacy by the FDA and foreign regulatory authorities before such products can be commercially marketed. The process of obtaining regulatory clearances for marketing is uncertain, costly, and time-consuming. The Company cannot predict how long the necessary regulatory approvals will take, or if its customers will ever obtain such approval for their products. To the extent the Company's customers do not obtain the necessary regulatory approvals for marketing new products, the Company's pharmaceutical product sales will be adversely affected.

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

Note 6.  Pension and Profit Sharing Plans

  The Company has a defined contribution pension plan and a nonqualified pension plan for employees meeting certain requirements, based on a defined percentage of the employees' compensation and an employer match for the defined contribution plan. Pension expense amounted to approximately $0.7 million, $0.45 million, and $0.3 million, for each of the three years ended December 31, 1998, 1997, and 1996, respectively.

  The Company has a qualified contributory savings plan as allowed under 401(k) in the Internal Revenue Code. The plan permits participant contributions and requires a minimum contribution from the Company based on the participant's contribution. Participants may elect to defer up to 15% of their annual compensation through participation in the plan. Total contribution expense was $2.2 million in 1998, $0.9 million in 1997, and none in 1996.

Note 7.  Debt

  In conjunction with the acquisition of the Greenville Facility, the Company entered into a Credit Agreement pursuant to which a syndicate of banks led by Chase Securities, Inc. ("Chase") agreed to lend Catalytica Pharmaceuticals an aggregate of up to $200 million (the "Debt Facilities"). The Debt Facilities consisted of a senior secured term loan facility (the "Term Debt Facility") in an aggregate principal amount of $125 million and a senior secured revolving facility (the "Revolving Debt Facility") in an aggregate principal amount of $75 million. In the quarter ended June 30, 1998, this Credit Agreement was amended to increase the Revolving Debt Facility from $75 million to $100 million. In addition, the Term Debt Facility was reduced from its original balance of $125 million to $75 million. Up to $20 million of the Revolving Debt Facility is available for the issuance of letters of credit. The Term Debt Facility, which originally matured December 31, 2001, will now mature December 31, 2002, and will amortize in quarterly installments commencing on December 31, 1999. The Credit Agreement, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity and implements restrictions on the Company's ability to declare and pay dividends. The senior secured facility interest rate is a variable interest rate tied to LIBOR. This interest rate was 6.00% as of December 31, 1998. As of December 31, 1998, nothing was outstanding under the Revolving Debt Facility and $75 million was outstanding under the Term Debt Facility.

  In addition to the restrictions above, the Credit Agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At December 31, 1998, the Company and Catalytica Pharmaceuticals, Inc. were in compliance with the covenants.

  In the second quarter of 1998 following the restructuring of the Credit Agreement, the Company entered into a $50 million interest rate swap, derivative transaction to reduce the Company's exposure to fluctuations in short-term interest rates. This interest rate swap transaction effectively fixed the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.90% for 4 years on $50 million of the Debt Facilities. The Company accounts for this interest rate swap as a hedge, and accrues the interest rate differential as an adjustment to interest expense on a monthly basis. See Note 1.

  During the second quarter of 1998, the Company received a $2.7 million non-interest bearing loan from a customer to be used to finance special equipment requirements. The loan is payable in aggregate annual amounts of (i) $0.7 million on December 31, 1999; (ii) $1 million on December 31, 2000; and (iii) $ 1 million on December 31, 2001.

  As of December 31, 1996, Catalytica Pharmaceuticals had a working capital line of credit ($2.3 million outstanding at December 31, 1996) and two equipment based term loans ($0.9 million and $0.5 million outstanding at December 31, 1996). On July 31, 1997, upon the acquisition of the Greenville Facility (See
Note 2), the working capital line of credit and the term loans were repaid at the amounts outstanding on that date ($3.5 million, $0.8 million, and $0.5 million).

  The fair value of debt is based on pricing models or securities with similar terms, and approximates carrying value.

  At December 31, 1998, future minimum principal payments on debt were as follows (in thousands):

                        1999                  10,770
                        2000                  16,007
                        2001                  21,000
                        2002                  30,000
                                             -------
                                             $77,777
                                             =======

Note 8.  Income Taxes

  The provision for income taxes in 1998 consists of the following (in thousands):

                                     1998         1997
                                     ----         ----
        Current:
             Federal              $ 3,344      $    41
             State                  1,665          484
                                  -------      -------
                                    5,009          525
        Deferred:
             Federal               (2,622)         (19)
             State                    (79)        (147)
                                  -------      -------
                                   (2,701)        (166)
                                  -------      -------
        Total Provision           $ 2,308      $   359
                                  =======      =======

  The provision for income taxes reconciles to the amount computed by applying the Federal statutory rate to income before provision for income taxes as follows (in thousands):

                                            1998        1997       1996
                                            ----        ----       ----

Income (loss) before provision for
  income taxes                           $23,071     $   669    $(5,192)
                                         =======     =======    =======

Federal statutory rate (35% in 1998,
  34% in 1997 and 1996)                  $ 8,075     $   227    $(1,765)
State taxes, net of federal benefit        1,268         330         --
Losses not currently benefited                --          --      1,765
Benefit of net operating losses           (7,461)       (198)        --
Other                                        426          --         --
                                         -------     -------    -------
Provision for income taxes               $ 2,308     $   359    $    --
                                         =======     =======    =======

  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax liability are as follows (in thousands):

                                                      1998             1997
                                                      ----             ----
        Deferred tax assets:
           Capitalized R&D costs                  $    114         $  2,000
           Net operating loss carryforwards          6,639           14,100
           Credit carryforwards                         --              200
           Nondeductible reserves                    3,749            1,300
           Other, net                                2,194              300
                                                  --------         --------
        Total deferred tax assets                 $ 12,696         $ 17,900
        Valuation allowance                         (9,829)         (17,734)
                                                  --------         --------
        Net deferred tax assets                   $  2,867         $    166
                                                  ========         ========

  The realization and amount of any tax benefit from the deferred tax asset of $12.7 million is dependent upon the generation of future taxable income and the tax rate in effect in such years. Accordingly, due to the uncertainty of realizing future taxable earnings, a valuation allowance has been established for a portion of the deferred tax asset. The valuation allowance decreased by $7.9 million in 1998, and increased by $0.6 million during 1997. Approximately $1.2 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

  At December 31, 1998, for federal income tax purposes, the Company has net operating loss carryforwards of approximately $19 million which expire in the years 2009 through 2012. The net operating loss carryforwards differ from the accumulated deficit as a result of temporary differences in the recognition of certain revenue and expense items for financial and federal tax reporting purposes, primarily consisting of expenses not currently deductible for tax reporting purposes.

Note 9.  Leases, Commitments, and Contingencies

Operating Leases

  Catalytica leases its research and office facilities in Mountain View, Ca under an operating lease agreement that expires on December 31, 2003, after which the Company has the option for a five-year extension. The pharmaceuticals manufacturing facility in East Palo Alto, Ca is owned by the Company; however, the land at the facility is leased under a ground lease agreement commencing November 30, 1993 for an initial term of 15 years. The lease expires on November 30, 2008, after which the Company has two five-year options to extend the lease term, and one four-year option to extend the lease term after expiration of the first two option periods. All land and buildings at the pharmaceuticals manufacturing facility in Greenville, North Carolina, are owned by the Company.

  The aggregate minimum annual commitments under all operating leases as of December 31, 1998, are as follows (in thousands):

                       Fiscal Year
                       1999                        4,661
                       2000                        1,502
                       2001                        1,193
                       2002                          999
                       2003                          986
                       and thereafter                189
                                                  ------
                                                  $9,530
                                                  ======

  Rent expense, consisting of building and equipment rent, was $2.6 million, $1.4 million, and $0.7 million for each of the three years ended December 31, 1998, 1997, and 1996, respectively.

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

  The Company has entered into research collaborations with companies whereby potential future payments may be due to selective collaborative partners if the Company achieves certain commercial milestones as defined in the collaborative agreements.

Supply Agreement

  As mentioned in Note 2, in connection with the purchase of the Greenville Facility, Glaxo Wellcome entered into a Supply Agreement under which Catalytica Pharmaceuticals will manufacture products for Glaxo Wellcome over the next several years. In 1998 the Company signed two amendments to the original Supply Agreement, and a third amendment was signed in the first quarter of 1999.

Note 10.  Related Party Transactions

  Enron Ventures Corporation   As discussed in Note 3, Enron purchased a 15%
minority interest in Combustion Systems for $30 million in cash. Enron also received a three-year option to purchase an additional 5% of Combustion Systems for $14.4 million in cash. In connection with the Stock Purchase Agreement, the Company entered into a Share Exchange Agreement, providing Enron the right to exchange the Series B Preferred Stock of Combustion Systems for Catalytica, Inc. Common Stock.

  Glaxo Wellcome   As discussed in Note 2, Glaxo Wellcome holds 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals (1.5% of Catalytica Pharmaceuticals) and warrants to purchase 2,000,000 shares of Common Stock of Catalytica. Under a Supply Agreement and its subsequent amendments, Catalytica Pharmaceuticals currently manufactures products for Glaxo.

 Morgan Stanley Capital Partners ("MSCP")    In conjunction with the purchase
of the Greenville Facility, the Company issued 30,000,000 shares of Class A and Class B Common Stock to MSCP for an aggregate purchase price of $120 million. The Company subsequently repurchased 5,000,000 shares of Class B Common Stock from MSCP at a price of $4.75 per share. At December 31, 1998, MSCP owned approximately 32% of the Company's outstanding voting securities and approximately 47% of the Company's outstanding securities (See Note 11). Pursuant to this Investment Agreement, MSCP has certain rights to cause the Company to include as nominees for the Company's Board of Directors, up to three directors for so long as MSCP owns not less than 30% of the outstanding common stock of the Company. MSCP has designated two MSCP nominees as directors and the Company has increased the number of its directors from seven to nine. In the event MSCP's beneficial ownership of outstanding common stock is less than 30% but equal to or greater than 10%, MSCP shall be entitled to elect up to two directors. In the event MSCP's beneficial ownership is less than 10% but equal to or greater than 6%, MSCP shall be entitled to elect one director. The Company has also agreed that MSCP will be represented on each committee of the Board of Directors.

  Pfizer Inc.   As discussed in Note 2, Pfizer holds 150,000 shares of
Catalytica Pharmaceuticals Series B Preferred Stock (4.4% of Catalytica Pharmaceuticals). Catalytica Pharmaceuticals currently manufactures intermediates for Pfizer and performs research for Pfizer under a collaborative research and license agreement.

  GENXON(TM) Power Systems, LLC   As discussed in Note 3, Catalytica Combustion
Systems Inc. ("Combustion Systems") and Woodward Governor Company ("Woodward") have established GENXON, a joint venture, to serve the gas turbine retrofit market. GENXON reimburses Catalytica and Woodward for work performed on its behalf.

  Single-Site Catalysts   Catalytica Advanced Technologies formed an equally
owned joint venture with United Catalysts, Inc. for the custom manufacturing, process development, and marketing of organometallic catalysts. Single-Site Catalysts reimburses Catalytica Advanced Technologies and United Catalysts for work performed on its behalf.

Note 11.  Capital Stock

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

  With the closing of the acquisition of the Greenville Facility as described in
Note 2, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to MSCP (collectively, the "Stock Sale"), at a price of $4.00 per share, for an aggregate of $120 million. As a result of the Stock Sale and subsequent stock repurchase, as of December 31, 1998, MSCP beneficially own approximately 32% of the voting control, and securities convertible into 40% of the voting control of the Company, and 47% of the outstanding capital stock of the Company as of December 31, 1998.

  Per the terms of the Acquisition, the Company had the option to redeem up to 5,000,000 shares of the Class B Common Stock at a price equal to $4.75 per share during the period from closing through November 30, 1997, and $5.00 per share during the period from December 1, 1997 through May 31, 1998, upon which the redemption right expired. The optional redemption right provided the Company with the flexibility to reduce the amount of equity issued to complete the Acquisition if during the period between the closing of the Acquisition and May 31, 1998, the Company's financial performance during such period enabled the Company to obtain capital on terms that reduced the equity dilution from the Stock Sale. As further described in "Warrant Dividend" below, on November 30, 1997, the Company exercised its right of redemption for 5,000,000 shares of the Class B Common Stock at $4.75 per share reflecting a call premium of $0.75 per share. As such, 11,730,000 shares of Class B Common Stock remained outstanding as of December 31, 1998.

  At any time after July 1, 1998, MSCP has the right to request the Company to effect a registration of shares of Common Stock issuable upon conversion of the Class A Common Stock and Class B Common Stock held by it with an aggregate offering price of at least $15 million. In addition, in the event the Company proposes to register any of its securities for its own account or the account of any of its stockholders (other than certain registrations relating solely to a stock option or other similar employee benefit plan), MSCP will have the right to have the Common Stock issuable upon conversion of the Class A and B Common Stock included in such registration. At December 31, 1998, MSCP has not effected a registration of shares of either Class A Common Stock or Class B Common Stock.

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

Common Stock Reserved for Future Issuance

  Shares of Common Stock of the Company reserved for future issuance at December 31, 1998 are as follow:

                                                                      1998
----------------------------------------------------------------   ----------
Employee Stock Purchase Plan                                        2,733,000
Stock Options                                                       4,771,000
Pharmaceuticals Series B Preferred Stock (*) - held by Pfizer       1,700,000
Pharmaceuticals Junior Preferred Stock (*) - held by Glaxo Wellcome   600,000

Combustion Systems Series B Preferred Stock (*) - held by Enron     2,700,000
Warrants - held by Glaxo Wellcome                                   2,000,000
MSCP Class A and B Common Stock - held by MSCP                     25,000,000
                                                                   ----------
                                                                   39,504,000
                                                                   ==========

  (*) Under terms of Shareholder Agreements with Pfizer, Glaxo Wellcome, and Enron, stock held by these companies in Catalytica Pharmaceuticals and Combustion Systems is convertible into Catalytica common stock if certain terms and conditions are met. The minority interests held by Pfizer, Glaxo Wellcome, and Enron are reflected as $8 million, $3 million, and $30 million, respectively, ($41 million in total) as of December 31, 1998.

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

  The exercise of 6,922,996 warrants generated gross proceeds of $27.7 million. The Company used $23.75 million of the proceeds to repurchase an aggregate of 5,000,000 shares of its Class B Common Stock issued to MSCP on July 31, 1997. The repurchase price was $4.75 per share, as such repurchase was consummated prior to November 30, 1997. The premium paid in connection with the repurchase is reflected in the Company's earnings per share calculation for the period ended December 31, 1997, as a reduction of earnings available to common shareholders. Accordingly, the Company's earnings per share for the year ending December 31, 1997, were reduced by $0.10 due to this repurchase.

  Warrants

  In connection with the Acquisition of the Greenville Facility, the Company issued warrants to Glaxo Wellcome to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $12.00 per share. The warrants expire on July 31, 2003. The value of the warrants was recorded in additional paid-in capital as of December 31, 1997.

  The Company issued a warrant to purchase 320,000 shares of Common Stock at a price per share equal to $4.80 per share in connection with its financing in November, 1995. As of December 31, 1998, 320,000 of the outstanding warrants were exercised for 208,274 shares of common stock as per the terms of a cash-less exercise agreement.

  Catalytica Deferred Compensation

  The Company granted to an officer options to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share in 1997, for which the Company recorded deferred compensation amounting to $0.5 million. The deferred compensation is being amortized to expense ratably over the vesting period of the option, four years.

  Stockholders Rights Plan

  On October 28, 1996, the Board of Directors adopted a Stockholders Rights Plan providing a dividend of rights (which cannot be exercised until certain events occur) to purchase shares of preferred stock of the Company. Each shareholder of record receives one right for each share of common stock then owned. This plan was adopted to ensure that all stockholders of the Company receive fair value for their common stock in the event of any proposed takeover of the Company and to guard against coercive tactics to gain control of the Company without offering fair value to the Company's stockholders.

  Stock Option and Stock Purchase Plans

  The Company has elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                                                                              Weighted
                            Risk Free      Dividend      Volatility           Average
                          Interest Rate     Yield          Factor          Expected Life
                         ----------------  --------  -------------------  ----------------
                         1998  1997  1996  1996-98   1998   1997   1996   1998  1997  1996
                         ----  ----  ----  --------  -----  -----  -----  ----  ----  ----

Catalytica, Inc. Stock   5.19  6.15  6.42       0.0  .8602  .9089  .8852   5.1   3.6   3.5
 Option Plans
Catalytica, Inc.         5.19  6.15  6.42       0.0  .8602  .9089  .8852   1.3   1.2   1.7
 Stock Purchase Plan
Catalytica Advanced      5.55  5.95  6.67       0.0  .8602  .9089  .8852   7.0   7.0   7.0
 Technologies, Inc.
Catalytica Combustion    5.48  6.01  6.57       0.0  .8602  .9089  .8852   5.0   5.0   5.0
 Systems, Inc.
Catalytica               5.25  6.05  6.39       0.0  .8602  .9089  .8852   5.0   3.5   3.5
 Pharmaceuticals, Inc.

                                                                 Compensation
                                                                    Expense
                                                                    -------
                                                         1998         1997        1996
                                                         ----         ----        ----
Catalytica, Inc. Stock Option Plans                   $ 4,621      $ 1,990     $   470
Catalytica Stock Purchase Plan                          2,405        1,439          74
Catalytica Advanced Technologies                           10           12          25
Catalytica Combustion Systems                             547           85          66
Catalytica Pharmaceuticals                              3,511        1,000          44
                                                    -------------------------------------
                                                      $11,094       $4,526       $ 679
                                                    =====================================

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

  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                            1998              1997            1996
                                                            ----              ----            ----
                                                            (in thousands, except per share data)
Income/(Loss) attributable to common
 shareholders                                           $ 20,763          $ (3,440)       $ (5,192)
Compensation expense                                    $(11,094)         $ (4,526)       $   (679)
Pro forma net income/(loss)                             $  9,669          $ (7,966)       $ (5,871)

Pro forma income/(loss) per share - basic               $   0.18          $  (0.24)       $  (0.30)

Pro forma income/(loss) per share - diluted             $   0.14           $ (0.24)        $ (0.30)

  Compensation expense resulting from the stock option and purchase plans increased in fiscal 1998 significantly over prior years due to the full impact of initial and annual option grants for employees at the Greenville Facility and their participation in the employee stock purchase plan. 1997 only reflects participation on both plans, Option Plans and Purchase Plan, by employees at the Greenville Facility after the acquisition date of July 31, 1997.

  Since compensation expense is recognized over the vesting period of the related options, which are generally four years, and because pro forma disclosure is only required commencing with 1995, the initial impact on pro forma income may not be representative of compensation expense in future years.


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

  1992 Catalytica Stock Option Plan   In 1992, the Company adopted the 1992
Stock Option Plan under which 5,050,000 shares have been reserved for future issuance. Under the 1992 Stock Option Plan, the Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. Incentive stock options may be granted at an exercise price of not less than 100% of the fair market value of Common Stock on the date of grant while nonqualified stock options may be granted at a price not less than 50% of the value of the Common Stock. Options generally become exercisable ratably over five years and, effective 1998, 4 years from the date of grant and expire no later than ten years from the date of grant.

  1985 Catalytica Non-Qualified Stock Option Plan   Since 1985, the Company has
granted to certain directors, officers, and consultants 438,800 nonqualified stock options at an average price of $0.54 per share. As of December 31, 1998, 436,400 shares had been exercised, and 400 were exercisable. Of the amounts disclosed, 400,000 options were granted in 1985 to an officer of the Company who is now a director. All options were granted at the fair market value at the date of grant.

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

  The following table summarizes stock option plan activity for the 1995 Director Stock Option Plan, the 1992 Stock Option Plan, the 1985 Catalytica Non-Qualified Plan, the 1983 Incentive Stock Option Plan, and the 1983 Restricted Stock Purchase Plan:

                                                                   Outstanding Options
                                           Shares    ------------------------------------------------
                                          Available     Number           Weighted           Aggregate
                                             for          of              Average            Exercise
                                            Grant       Shares        Exercise Price          Price
                                          ---------     ------        --------------        ---------
Balance at December 31, 1995              177,024    1,502,065                $ 2.20    $ 3,305,943
    Authorized                          1,200,000           --                    --             --
    Granted                              (308,700)     308,700                $ 3.89      1,201,756
    Exercised                                  --     (124,095)               $ 1.56       (194,102)
    Canceled                               37,017      (37,017)               $ 3.63       (134,310)
    Expired                                (4,200)
                                     ----------------------------------------------------------------
Balance at December 31, 1996            1,101,141    1,649,653                $ 2.53    $ 4,179,287
    Authorized                          1,200,000           --                    --             --
    Granted at Fair Value              (1,218,420)   1,218,420                $10.48     12,764,792
    Granted Below Fair Value             (100,000)     100,000                $ 5.00        500,000
    Exercised                                  --   (1,060,660)               $ 1.87     (1,979,072)
    Canceled                               29,044      (29,044)               $ 7.40       (214,797)
    Expired                                (3,200)          --                    --             --
                                     ----------------------------------------------------------------
Balance at December 31, 1997            1,008,565    1,878,369                $ 8.12    $15,250,210
    Authorized                          2,000,000           --                    --             --
    Granted                              (570,785)     570,785                $12.70      7,246,356
    Exercised                                  --     (115,550)               $ 4.31       (498,294)
    Canceled                               91,609      (91,609)               $10.68       (978,986)
    Expired                                  (750)          --                    --             --
                                     ----------------------------------------------------------------
Balance at December 31, 1998            2,528,639    2,241,995                $ 9.38    $21,019,286
                                     ================================================================

  The weighted average fair value of options granted at fair value during 1998 is $8.90 as calculated in accordance with FASB 123.

  A summary of the Company's stock option activity and related information for the year ended December 31, 1998, is as follows:


                                       Options Outstanding                    Options Exercisable
                        ------------------------------------------------  --------------------------
                            Number          Weighted                         Number         Weighted
                          Outstanding        Average        Weighted      Exercisable As    Average
Range of                 December 31,       Remaining       Average       of December 31,   Exercise
Exercise Prices              1998          Contractual   Exercise Price       1998            Price
---------------          ------------         Life       --------------   --------------    --------
                                           -----------
$1.80 - $3.50             199,783             6.32               $ 3.16     75,983           $ 3.02
$3.88 - $3.88             226,410             7.51               $ 3.88     84,283           $ 3.88
$3.94 - $9.25             207,179             7.66               $ 6.01     99,387           $ 5.98
$10.50 - $10.50           909,233             8.65               $10.50    237,018           $10.50
$10.63 - $12.00           242,527             9.71               $11.24     59,614           $11.44
$12.19 - $12.81           366,386             9.46               $12.52     32,420           $12.81
$13.88 - $16.25            65,820             9.11               $14.56     13,283           $14.31
$16.38 - $16.38               750             9.86               $16.38        750           $16.38
$17.98 - $17.98             1,630             9.92               $17.98          0           $ 0.00
$18.00 -$18.00             22,277            10.00               $18.00          0           $ 0.00
                        ------------------------------------------------  -------------------------
$1.80 - $18.00          2,241,995             8.51               $ 9.38    602,738           $ 8.19

  1992 Catalytica  Employee Stock Purchase Plan

  In 1992, the Company adopted the 1992 Employee Stock Purchase Plan ("ESPP") under which 3,500,000 shares have been reserved for future issuance. Under the 1992 Employee Stock Purchase Plan, employees of the Company are given an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. Shares are purchased under the ESPP at 85% of the fair market value at certain specified dates. Of the 3,500,000 shares authorized to be issued under this plan, 2,733,440 are available for issuance at December 31, 1998. For the year ended December 31, 1998, employees purchased 348,687 shares for $2.9 million. For the year ended December 31, 1997, employees purchased 201,390 shares for $1.4 million. For the year ended December 31, 1996, employees purchased 82,757 shares for $0.2 million. The weighted average fair value of those purchase rights granted in 1998 was $5.66.

Catalytica Advanced Technologies, Inc.

  1995 Catalytica Advanced Technologies Stock Option Plan In 1995, the Company adopted the 1995 Catalytica Advanced Technologies Stock Option Plan under which 949,624 shares have been reserved for future issuance. Under the 1995 Catalytica Advanced Technologies Stock Option Plan, the Catalytica Advanced Technologies Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary's stock, acquisition of more than 50% of the subsidiary's outstanding securities by a third party, or upon reaching the date January 1, 2004.

  The following table summarizes stock option plan activity for the 1995 Catalytica Advanced Technologies Stock Option Plan:

                                                                   Outstanding Options
                                           Shares    ------------------------------------------------
                                          Available     Number           Weighted           Aggregate
                                             for          of              Average            Exercise
                                            Grant       Shares        Exercise Price          Price
                                          ---------     ------        --------------        ---------
Balance at December 31, 1995               43,500      756,500                 $0.10        $75,650
    Authorized                            100,000           --                    --             --
    Granted                               (80,000)      80,000                 $0.10          8,000
    Exercised                                  --           --                    --             --
    Canceled                                8,000       (8,000)                $0.10           (800)
    Expired                                    --           --                    --             --
                                         ------------------------------------------------------------
Balance at December 31, 1996               71,500      828,500                 $0.10        $82,850
    Authorized                             19,624           --                    --             --
    Granted                              (172,000)     172,000                 $0.10         17,200
    Exercised                                  --           --                    --             --
    Canceled                               80,876      (80,876)                $0.10         (8,088)
    Expired                                    --           --                    --             --
                                         ------------------------------------------------------------
Balance at December 31, 1997                   --      919,624                 $0.10        $91,962
    Authorized                             30,000           --                    --             --
    Granted                               (17,000)      17,000                 $0.10          1,700
    Exercised                                  --           --                    --             --
    Canceled                               15,000      (15,000)                $0.10         (1,500)
    Expired                                    --           --                    --             --
                                         ------------------------------------------------------------
Balance at December 31, 1998               28,000      921,624                 $0.10        $92,162
                                         ============================================================

  The weighted average fair value of options granted during 1998 was $0.08 as calculated in accordance with FASB 123.

  At December 31, 1998, options outstanding had a weighted average remaining contractual life of 7.08 years and options to purchase approximately 772,328 shares of Catalytica Advanced Technologies common stock were vested with a weighted average exercise price of $0.10/share.

Catalytica Combustion Systems, Inc.

  1995 Catalytica Combustion Systems Stock Option Plan In 1995, The Company adopted the 1995 Catalytica Combustion Systems Stock Option Plan under which 1,162,125 shares have been reserved for future issuance. Under the 1995 Catalytica Combustion Systems Stock Option Plan, the Catalytica Combustion Systems Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary's stock, acquisition of more than 50% of the subsidiary's outstanding securities by a third party, or upon reaching the date January 1, 2004. Effective August 4, 1998, all new option grants become exercisable ratably over four years and expire no later than ten years from the date of grant.

  The following table summarizes stock option plan activity for the 1995 Catalytica Combustion Systems Stock Option Plan:

                                                                   Outstanding Options
                                           Shares    ------------------------------------------------
                                          Available     Number           Weighted           Aggregate
                                             for          of              Average            Exercise
                                            Grant       Shares        Exercise Price          Price
                                          ---------     ------        --------------        ---------
Balance at December 31, 1995              251,900      498,100                 $0.40     $  199,240
    Granted                              (242,900)     242,900                 $0.40         97,160
    Exercised                                  --           --                    --             --
    Canceled                               72,292      (72,292)                $0.40        (28,917)
    Expired                                    --           --                    --             --
                                         ------------------------------------------------------------
Balance at December 31, 1996               81,292      668,708                 $0.40     $  267,483
    Authorized                            112,125           --                    --             --
    Granted                              (170,500)     170,500                 $2.04        348,550
    Exercised                                  --           --                    --             --
    Canceled                                4,750       (4,750)                $0.40         (1,900)
    Expired                                    --           --                    --             --
                                         -------------------------------------------------------------
Balance at December 31, 1997               27,667      834,458                 $0.74     $  614,133
    Authorized                            300,000           --                    --             --
    Granted                              (187,950)     187,950                 $9.69      1,821,665
    Exercised                                  --           --                    --             --
    Canceled                               23,111      (23,111)                $3.77        (87,244)
    Expired                                    --           --                    --             --
                                         -------------------------------------------------------------
Balance at December 31, 1998              162,828      999,297                 $2.35     $2,348,554
                                         =============================================================

  The weighted average fair value of options granted during 1998 was $6.60 as calculated in accordance with FASB 123.

  A summary of Catalytica Combustion Systems' stock option activity for the year ended December 31, 1998, is as follows:


                                       Options Outstanding                    Options Exercisable
                        ------------------------------------------------  --------------------------
                            Number          Weighted                         Number         Weighted
                          Outstanding        Average        Weighted      Exercisable As    Average
Range of                 December 31,       Remaining       Average       of December 31,   Exercise
Exercise Prices              1998          Contractual   Exercise Price       1998            Price
---------------          -----------          Life       --------------   --------------    --------
                                           -----------
$0.40-$0.40               692,847             7.02               $ 0.40    578,000           $ 0.40
$2.50-$2.50               133,500             8.75               $ 2.50     41,720           $ 2.50
$5.60-$5.60                64,900             9.12               $ 5.60     21,198           $ 5.60
$12.00-$12.00              80,000             9.30               $12.00     16,602           $12.00
$14.50-$14.50              23,050             9.93               $14.50        125           $14.50
$16.00-$16.00               5,000             9.63               $16.00          0           $ 0.00
                        ----------------------------------------------------------------------------
$0.40-$16.00              999,297             7.65               $ 2.35    657,645           $ 1.00

Catalytica Pharmaceuticals, Inc.

  1995 Pharmaceuticals Stock Option Plan In 1995, The Company adopted the 1995 Pharmaceuticals Stock Option Plan under which 2,947,025 shares have been reserved for future issuance. Under the 1995 Pharmaceuticals Stock Option Plan, the Catalytica Pharmaceuticals Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant.
Nonqualified stock options offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary's stock, acquisition of more than 50% of the subsidiary's outstanding securities by a third party, or upon reaching the date January 1, 2004. Effective August 4, 1998, all new option grants become exercisable ratably over four years and expire no later than ten years from the date of grant.

  The following table summarizes stock option plan activity for the 1995 Catalytica Pharmaceuticals Stock Option Plan:

                                                  Available         Number          Weighted           Aggregate
                                                     for              of             Average           Exercise
                                                    Grant           Shares       Exercise Price          Price
                                                  ---------         ------       --------------        ---------
Balance at December 31, 1995                          900          377,100               $ 0.40    $   150,840
    Authorized                                    100,000               --                   --             --
    Granted                                      (121,900)         121,900               $ 0.66         80,830
    Exercised                                          --               --                   --             --
    Canceled                                       23,000          (23,000)              $ 0.40         (9,200)
    Expired                                            --               --                   --             --
                                             -------------------------------------------------------------------
Balance at December 31, 1996                        2,000          476,000               $ 0.47    $   222,470
    Authorized                                  1,469,025               --                   --             --
    Granted                                    (1,503,400)       1,503,400               $ 4.93      7,411,580
    Exercised                                          --               --                   --             --
    Canceled                                       32,375          (32,375)              $ 5.13       (166,213)
    Expired                                            --               --                   --             --
                                             -------------------------------------------------------------------
Balance at December 31, 1997                           --        1,947,025               $ 3.84    $ 7,467,837
    Authorized                                  1,000,000               --                   --             --
    Granted                                      (492,255)         492,255               $19.06      9,384,793
    Exercised                                          --               --                   --             --
    Canceled                                       20,688          (20,688)              $10.21       (211,281)
    Expired                                            --               --                   --             --
                                             -------------------------------------------------------------------
Balance at December 31, 1998                      528,433        2,418,592               $ 6.88    $16,641,349
                                             ===================================================================

  The weighted average fair value of options granted during 1998 was $13.09 as calculated in accordance with FASB 123.

  A summary of Catalytica Pharmaceuticals' stock option activity and related information for the year ended December 31, 1998 is as follows:

                                       Options Outstanding                      Options Exercisable
                        ------------------------------------------------    --------------------------
                            Number          Weighted                           Number         Weighted
                          Outstanding        Average        Weighted        Exercisable As    Average
Range of                 December 31,       Remaining       Average         of December 31,   Exercise
Exercise Prices              1998          Contractual   Exercise Price         1998            Price
---------------          -----------          Life       --------------     ---------------   --------
                                           -----------
$0.40 - $0.40             367,600             6.48               $ 0.40       356,650          $ 0.40
$0.70 - $0.70             110,425             7.54               $ 0.70        74,844          $ 0.70
$1.50 - $1.50             209,000             8.34               $ 1.50       105,286          $ 1.50
$5.50 - $5.50           1,254,312             8.64               $ 5.50       415,334          $ 5.50
$12.00-$12.00              18,500             9.25               $12.00         3,948          $12.00
$16.50 - $16.50           114,945             9.32               $16.50        32,973          $16.50
$20.00 - $20.00           238,810             9.63               $20.00           250          $20.00
$22.00 - $22.00           105,000             9.59               $22.00        11,250          $22.00
                  -----------------------------------------------------     --------------------------
$0.40 - $5.50           2,418,592             8.41               $ 6.88     1,000,535          $ 3.48

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Managers and Members
Genxon Power Systems, L.L.C.:

In our opinion, the accompanying balance sheets and the related statements of operations, of members' capital and of cash flows present fairly in all material respects, the financial position of Genxon Power Systems L.L.C. at September 30, 1998 and 1997, and the results of its operations and its cash flows for the year ended September 30, 1998 and for the period from October 21, 1996 (date of inception) to September 30, 1997. These financials are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations in both fiscal years 1998 and 1997, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     PricewaterhouseCoopers  LLP



San Jose, California
October 26, 1998

                         GENXON POWER SYSTEMS, L.L.C.
                    (a Delaware limited liability company)

                                BALANCE SHEETS

                                  ----------

                                                              September 30,
                                                            ------------------
              ASSETS                                        1998          1997
                                                            ----          ----
Current assets:
 Cash and cash equivalents                            $  594,573   $    54,366
 Accounts receivable                                     204,233
 Inventory                                               278,292       233,977
 Prepaid expenses                                                      358,482
                                                     -----------   -----------
     Total current assets                              1,077,098       646,825

Property and equipment, net                              897,876       557,362
Note receivable from employee                            120,000
                                                     -----------   -----------
     Total assets                                     $2,094,974   $ 1,204,187
                                                     ===========   ===========

   LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
 Payable to Woodward Governor Company                $     9,060   $    89,483
 Payable to Catalytica Combustion Systems, Inc.          320,589       315,580
 Accounts payable                                        199,480     1,852,014
 Accrued liabilities                                     257,093       433,261
                                                     -----------   -----------
     Total current liabilities                           786,222     2,690,338

Commitments and contingencies (Note 3)

Members' capital                                       1,308,752    (1,486,151)
                                                     -----------   -----------
     Total liabilities and members' capital           $2,094,974   $ 1,204,187
                                                     ===========   ===========

                         GENXON POWER SYSTEMS, L.L.C.
                    (a Delaware limited liability company)

                           STATEMENTS OF OPERATIONS

                                --------------

                                                                  Period from
                                                                   October 21,
                                                                  1996 (date of
                                                 Year Ended       inception) to
                                                September 30,     September 30,
                                                    1998              1997
                                                -------------     -------------
Revenues:
 Research contract                         $     204,233      $    268,000

Operating expenses:
 Research and development                      8,137,903         8,656,442
 Selling, general and administrative
   expenses                                    1,709,337         2,147,797
                                            ------------      ------------
                                               9,847,240        10,804,239

     Loss from operations                     (9,643,007)      (10,536,239)

Other income, net                                 27,910            50,088
                                            ------------      ------------
     Net loss                                $(9,615,097)     $(10,486,151)

                         GENXON POWER SYSTEMS, L.L.C.
                    (a Delaware limited liability company)

                        STATEMENTS OF MEMBERS' CAPITAL

                                 ------------


                                          Woodward   Catalytica
                                          Governor   Combustion
                                          Company   Systems, Inc.        Total
                                      ------------  -------------  -------------

 Capital contributions                $ 7,100,000     $ 1,900,000  $  9,000,000
 Net loss                              (8,243,076)     (2,243,075)  (10,486,151)

Members' capital, September 30, 1997   (1,143,076)       (343,075)   (1,486,151)
 Capital contributions                  6,605,000       5,805,000    12,410,000
 Net loss                              (4,807,548)     (4,807,549)   (9,615,097)
                                       -----------     -----------   -----------
Member's capital, September 30, 1998  $   654,376     $   654,376   $ 1,308,752
                                      ===========     ===========   ===========

                         GENXON POWER SYSTEMS, L.L.C.
                    (a Delaware limited liability company)

                           STATEMENTS OF CASH FLOWS

                                 ------------

                                                                  Period from
                                                                   October 21,
                                                                  1996 (date of
                                                 Year Ended       inception) to
                                                September 30,     September 30,
                                                    1998              1997
                                                ------------      -------------

Cash flows from operating activities:
 Net loss                                   $ (9,615,097)     $(10,486,151)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
 Depreciation expense                             74,477
 Changes in asset and liabilities:
  Accounts receivable                           (204,233)
  Inventory                                      (44,315)         (233,977)
  Prepaid expenses                               358,482          (358,482)
  Note receivable from employee                 (120,000)
  Payable to members                             (75,414)          405,063
  Accounts payable                            (1,652,534)        1,852,014
  Accrued liabilities                           (176,168)          433,261
     Net cash used in operating activities   (11,454,802)       (8,388,272)

Cash flows from investing activities:
 Acquisition of property and equipment          (414,991)         (557,362)

Cash flows from financing activities:
 Member's capital contributions               12,410,000         9,000,000

Net increase in cash and cash equivalents        540,207            54,366

Cash and cash equivalents, beginning of
 period                                           54,366                 -
                                            ------------      ------------
Cash and cash equivalents, end of period    $    594,573      $     54,366
                                            ============      ============

                         GENXON POWER SYSTEMS, L.L.C.
                    (a Delaware limited liability company)

                         NOTES TO FINANCIAL STATEMENTS

                                 ------------

1.   Formation and Business of the Company:
     -------------------------------------

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

Investor members in GENXON Power Systems, L.L.C. received a percentage interest in the Company based on the amount of cash and the agreed-upon fair value of certain technology licenses contributed to the Company. There were two initial investor members, each receiving a 50 percent interest in the Company. Their initial capital commitments were as follows:

                                         Cash        Technology
                                       Commitment     Licenses      Total
                                       ----------   ----------- -----------

Catalytica Combustion Systems, Inc.    $2,000,000   $8,000,000  $10,000,000
  (Catalytica)

Woodward Governor Company (Woodward)   $8,000,000   $2,000,000  $10,000,000


At September 30, 1998, each member had contributed its agreed-upon technology licenses and cash in the total amount of $21.4 million. Additional future cash contributions will be at the discretion of each of the members, but will generally be in proportion to their respective percentage interests in the Company and will be governed by the terms of the Operating Agreement. For financial statement purposes only, the fair value of the technology licenses has not been recorded.

                                   Continued

                         GENXON POWER SYSTEMS, L.L.C.
                    (a Delaware limited liability company)

                         NOTES TO FINANCIAL STATEMENTS

                                -------------

1.   Formation and Business of the Company, continued:
     -------------------------------------

The Operating Agreement generally provides that profits and losses in any fiscal year, or other applicable period, shall be allocated to each member in proportion to their respective percentage interest. In the event that a member's cumulative capital account, including the fair value of the technology licenses contributed, is reduced to zero, losses will be reallocated to members having positive capital account balances until all members' capital accounts have been reduced to zero. Thereafter, losses will again be allocated to the members based on their respective percentage interests. Such "reallocated" losses shall first be restored by an allocation of profits before any additional profits are allocated to the members. Under the terms of the Operating Agreement, the Company is required to make cash distributions to each member in the amount of the estimated tax liability for the net taxable income and gains allocated to such member during the fiscal year. Any additional distributions of cash or property will be at the discretion of the Board of Managers as provided for in the Operating Agreement. At September 30, 1998, cumulative capital account balances determined in accordance with the Operating Agreement are as follows:

                                     Catalytica         Woodward     Total
                                   ------------      ------------  ------------
Cash contributed                   $  7,705,000      $ 13,705,000  $ 21,410,000
Technology licenses contributed       8,000,000         2,000,000    10,000,000
Allocation of cumulative net loss   (10,050,624)      (10,050,624)  (20,101,248)
                                   -------------     ------------- -------------
Capital account balances           $  5,654,376      $  5,654,376  $ 11,308,752
                                   =============     ============  ============

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

Basis of Presentation:

The Company's financial statements have been prepared on a basis of accounting assuming that it is a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $9.6 million for the year ended September 30, 1998 and a cumulative loss of $20.1 million for the period from October 21, 1996 (date of inception) through September 30, 1998. Management plans to obtain additional capital contributions from its members or other additional investors to meet its current and ongoing obligations. Continued existence of the Company is dependent on the Company's ability to ensure the availability of adequate funding and the establishment of profitable operations. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

2.   Summary of Significant Accounting Policies, continued:
     ------------------------------------------

                                   Continued

                         GENXON POWER SYSTEMS, L.L.C.
                    (a Delaware limited liability company)

                         NOTES TO FINANCIAL STATEMENTS

                                -------------

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

Inventory:

Inventory, consisting of purchased and manufactured parts to be used in the overhaul and upgrade of gas turbine engines, is stated at the lower of cost or estimated selling price.

Property and Equipment:

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally 3 to 10 years. Gains and losses from the disposal of property and equipment will be taken into income in the year of disposition. At September 30, 1998, property and equipment consists of tooling costs incurred in the construction of the Company's manufacturing equipment.

Income Taxes:

The financial statements include no provision for income taxes since the Company's income and losses are reported in the members' separate tax returns.

2.   Summary of Significant Accounting Policies, continued:
     ------------------------------------------

                                   Continued

                         GENXON POWER SYSTEMS, L.L.C.
                    (a Delaware limited liability company)

                         NOTES TO FINANCIAL STATEMENTS

                                -------------

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

3.   Commitments and Contingencies:
     -----------------------------

The Company entered into an exclusive agreement with Agilis Group, Inc. (Agilis) to provide assistance and advice in the development and design of the combustor and combustor related hardware for the Company's proprietary catalytic combustion technology. Under the terms of the agreement, Agilis has responsibility as to the details, methods, and means of performing its services. Subject to the Company's approval and on its behalf, Agilis may enter into purchase commitments and contracts with outside vendors to provide materials and services to complete the projects. At September 30, 1998, the Company has approximately $0.7 million in open purchase commitments through Agilis. The agreement will expire on the later of the completion of all services described in the agreement or December 31, 1999, unless extended in writing and agreed to by both parties.

                                   Continued

                         GENXON POWER SYSTEMS, L.L.C.
                    (a Delaware limited liability company)

                         NOTES TO FINANCIAL STATEMENTS

                                -------------

3.   Commitments and Contingencies, continued:
     -----------------------------

The Company has entered into a technical services agreement with the City of Glendale, California to retrofit an FT4 gas turbine engine which was provided by the City. Under the terms of the agreement, the retrofit will include adding the Company's proprietary XONON combustion system and a digital control system for a total turnkey price of $0.7 million, and must be completed by December 1998. In the event that the Company is unable to complete the agreed upon retrofit on time or damages the engine in the process, the agreement requires the Company to return the engine to its original state or replace it with a similar engine, for which the Company has recorded a reserve of $134,000. The Company and the City of Glendale are in discussions regarding the ultimate utilization of XONON technology on either existing or new gas turbines under this agreement.

4.   Related Party Transactions:
     --------------------------

The Company has entered into a services agreement with Catalytica and Woodward to provide the Company with management support, technical services support and administrative services. Costs under these services agreements for the year ended September 30, 1998 and for the period from October 21, 1996 (date of inception) to September 30, 1997, are as follows:

                                        1998             1997
                                     ----------       ----------
Catalytica:
 Research and development            $3,182,559       $3,450,077
 General and administrative          $  816,163       $1,355,308

Woodward:
 Research and development            $  552,690       $  513,487
 General and administrative          $  118,550       $   65,192



The Company has also entered into supply agreements with both Catalytica and Woodward to supply combustion system products and control system products to be used by the Company in its business of retrofitting installed and operating gas turbine engines.

                               CATALYTICA, INC.
                 Selected Quarterly Financial Data (Unaudited)
                   (In thousands, except per share amounts)

                                                 First Quarter           Second Quarter        Third Quarter       Fourth Quarter
                                              1998        1997         1998       1997       1998       1997       1998     1997 (1)
                                              ----        -----       -----      -----       ----      -----       ----     ----
Product Sales                                $90,280    $ 3,059      $93,766    $ 6,262     $86,072    $66,699    $97,330  $ 98,327
Research and Development Revenues              1,854      1,726        2,311      1,500       2,115      1,606      1,428     1,767
  Total Revenues                              92,134      4,785       96,077      7,762      88,187     68,305     98,758   100,094
  Total Expenses                              84,375      6,263       87,784      9,254      79,792     64,832     90,270    91,601
  Gross Profit                                 7,759     (1,478)       8,293     (1,492)      8,395      3,473      8,488     8,493
  Income (loss) before common stock
     redemption                                4,251     (2,325)       5,033     (1,828)      5,644        743      5,835     3,720
  Net income (loss) attributable to common
    shareholders                             $ 4,251    $(2,325)     $ 5,033    $(1,828)    $ 5,644    $   743    $ 5,835  $    (30)
  Basic earnings (loss) per share (1)        $  0.08    $  (.12)     $  0.09    $  (.09)    $  0.10    $   .02    $  0.11  $    .00
  Diluted earnings (loss) per share (1)      $  0.07    $  (.12)     $  0.08    $  (.09)    $  0.09    $   .02    $  0.09  $    .00

(1) Net income (loss) per share in 1997 reflects a reduction in net income of $3.75 million relating to the premium paid for the repurchase of five million shares of Series B common stock with proceeds received from the exercise of warrants issued to shareholders as a dividend.

                               CATALYTICA, INC.
                       Valuation and Qualifying Accounts
                                (In thousands)

                                                                      Additions   Deductions
                                                         Balance at  Charged to    From Bad    Balance
                                                         Beginning    Bad Debt       Debt       at End
Allowance for Doubtful Accounts:                         of Period    Reserves     Reserves   of Period

   Fiscal year ended December 31, 1996                   $100,000           --           --   $  100,000

   Fiscal year ended December 31, 1997                   $100,000    $  500,000          --   $  600,000

   Fiscal year ended December 31, 1998                   $600,000    $1,212,000          --   $1,812,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   CATALYTICA, INC.
   (Registrant)

Dated:  March 30,1999                  By:/s/ Ricardo B. Levy
        -------------                     -------------------
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

                Signature                                           Title                                   Date
                ---------                                           -----                                  -----

/s/ Ricardo B. Levy                         President, Chief Executive Officer (Principal           March 30, 1999
----------------------------------------    Executive Officer), and Director                        --------------
Ricardo B. Levy
/s/ James A. Cusumano                       Chairman of the Board and Chief Strategic               March 30 ,1999
----------------------------------------    Officer                                                 --------------
James A. Cusumano

/s/ Lawrence W. Briscoe                     Vice President, Finance and Administration,             March 30 ,1999
----------------------------------------    and Chief Financial Officer (Principal                  --------------
Lawrence W. Briscoe                         Accounting and Financial Officer)

/s/ Richard Fleming                         Director                                                March 30 ,1999
----------------------------------------                                                            --------------
Richard Fleming

/s/ Alan Goldberg                           Director                                                March 30 ,1999
----------------------------------------                                                            --------------
Alan Goldberg

/s/ Howard Hoffen                           Director                                                March 30 ,1999
----------------------------------------                                                            --------------
Howard Hoffen

/s/ Ernest Mario                            Director                                                March 30 ,1999
----------------------------------------                                                            --------------
Ernest Mario

/s/ John A. Urquhart                        Director                                                March 30 ,1999
----------------------------------------                                                            --------------
John A. Urquhart


Exhibit
  No.     Notes                            Description
-------   -----  --------------------------------------------------------------------------
3.1        (6)   Corrected Fourth Amended and Restated Certificate of Incorporation.
3.2        (1)   Bylaws of Registrant.
4.1(a)     (1)   Agreement of Shareholders Amending Registration Rights and Right of First
                 Refusal.
4.1(b)     (1)   Amended and Restated Registration Rights Agreement dated September 27, 1988.
4.1(c)     (1)   Amendment No. 1 to Amended and Restated Registration Rights Agreement.
4.1(d)     (1)   Form of Amended and Restated Rights Agreement.
4.2        (1)   Specimen of Common Stock Certificate.
4.3(a)     (4)   Preferred Shares Rights Agreement dated as of October 23, 1996, between
                 Catalytica, Inc. and Chase Mellon Shareholder Services, L.L.P., including the form of Rights Certificate, the Certificate of Designation and the Summary of
                 Rights attached thereto as Exhibits A, B and C, respectively.
4.3(b)     (5)   Amendment No. 1, dated as of June 28, 1997,  to Preferred Shares Rights
                 Agreement between Catalytica, Inc. and Chase Mellon Shareholder Services, L.L.C.
4.4        (6)   Stock Purchase Warrant for 2,000,000 Shares of the Company's Common Stock dated
                 July 31, 1997.
10.1       (1)   1983 Incentive Stock Option Plan, as amended, with forms of agreements thereunder.
10.2      (11)   1992 Stock Option Plan, as amended.
10.3      (11)   1992 Employee Stock Purchase Plan, as amended.
10.4       (1)** Agreement, dated as of July 18, 1988, between the Company and Tanaka Kikinzoku
                 Kogyo K.K.
10.7       (1)** Development Agreement, dated January 4, 1991 among the Company, Petro-Canada
                 Inc. And Techmocisco, Inc. (a subsidiary of Mitsubishi Oil), as amended.
10.11      (1)   Form of Indemnification Agreement.
10.13      (1)   Stock Purchase Agreement dated December 10, 1992 between the Company and
                 Mitsubishi Oil Co., Ltd.
10.15      (2)** Ground Lease Agreement, dated November 30, 1993, between the Company and
                 Rhone-Poulenc Inc.
10.16      (2)** Supply Agreement, dated September 28, 1993, between the Company and Novartis
                 Agro, Inc.
10.17      (2)   Lease Agreement, dated January 1, 1993, between the Company and Jack Dymond
                 Associates.
10.19      (2)** Agreement, dated January 31, 1995, between the Company and Tanaka Kikinzoku
                 Kogyo K.K.
10.21     (10)   Catalytica Pharmaceuticals, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.22      (3)   Catalytica Advanced Sensor Devices 1995 Stock Plan, with forms of agreements thereunder.
10.23      (3)   Catalytica Advanced Technologies, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.24     (10)   Catalytica Combustion Systems, Inc. 1995 Stock Plan, with forms of agreements thereunder.
10.25      (3)   Catalytica, Inc. 1995 Director Stock Option Plan, with forms of agreements thereunder.
10.26      (8)   Limited Liability Operating Agreement of GENXON Power Systems, LLC, dated
                 October 21, 1996.
10.27     (12)   Amendment No. 1, dated December 4, 1997, to the Operating Agreement of GENXON
                 Power Systems, L.L.C.
10.28      (6)** Asset Purchase Agreement among Glaxo Wellcome Inc. and Catalytica
                 Pharmaceuticals, Inc. and Catalytica, Inc., dated June 25, 1997.
10.29      (7)** Supply Agreement between Glaxo Wellcome Inc. and Catalytica Pharmaceuticals,
                 Inc., dated July 31, 1997.
10.30      (6)   Investment Agreement dated as of June 25, 1997, among Morgan Stanley Capital
                 Partners III, L.P., Morgan Stanley Capital Investors, L.P., MSCP III 892
                 Investors, L.P. and Catalytica, Inc.
10.31      (6)   $200,000,000 Credit Agreement dated July 31, 1997, by and among Catalytica,
                 Inc., Catalytica Pharmaceuticals, Inc. and The Chase Manhattan Bank.
10.32     (12)   Amendment No. 1 and Consent, dated January 6, 1998, to $200,000,000 Credit
                 Agreement among Catalytica, Inc., Catalytica Pharmaceuticals, Inc. and The
                 Chase Manhattan Bank.
10.33      (6)   Pledge Agreement
10.34      (6)   Security Agreement
10.35      (9)*  Amendment No. 1 to Supply Agreement between Glaxo Wellcome, Inc. and Catalytica
                 Pharmaceuticals, Inc. dated May 28, 1998.
10.36      (9)   Effectiveness Agreement among Catalytica, Inc., Catalytica Pharmaceuticals,
                 Inc. and The Chase Manhattan Bank dated June 4, 1998, including Exhibit A,
                 $175,000,000 Amended and Restated Credit Agreement.
10.37            Form of Change of Control Severance Agreement entered into between the Company and certain of its executive officers.
21.1       (1)   Subsidiaries of Registrant
23.1             Consent of Ernst & Young LLP, Independent Auditors.
23.2             Consent of Coopers & Lybrand LLP, Independent Accountants
24.1             Power of Attorney.  (See page 122)
27.1             Financial Data Schedule

      (1) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 33-55696).

      (2) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1994.

      (3) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      (4) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A as filed with the Commission on November 29, 1996.

      (5) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 8-A/A as filed with the Commission on July 29, 1997.

      (6) Incorporated by reference to the exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

      (7) Incorporated by reference to exhibits filed with the Company's Form 10-Q/A for the quarter ended June 30, 1997.

      (8) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1996.

      (9) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1998.

     (10) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended September 30, 1998.

     (11) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8 (file No. 333-57809) as filed with the commission on June 26, 1998.

     (12) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998.

      ** Confidential treatment has been granted for portions of these agreements.

                           (3)   Exhibits (continued)