Form 10-Q
period 1999-03-31
CATALYTICA INC
filed 1999-05-14
CIK 841466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to ______________.

                          Commission File No. 0-20966
                         ----------------------------
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

  As of May 7, 1999, on a fully diluted basis, reflecting the conversion of the registrant's outstanding Class A and Class B Common Stock into Common Stock, there were outstanding 53,462,821 shares of the registrant's Common Stock. As of May 7, 1999, there were outstanding 28,462,821 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 March 31, 1999

                                                                                                             Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

  Unaudited Condensed Consolidated Balance Sheets as of March 31, 1999, and December 31, 1998                      3

  Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 1999,
   and March 31, 1998                                                                                              4


  Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999,
   and March 31, 1998                                                                                              5


  Notes to Unaudited Condensed Consolidated Financial Statements                                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                          20

Signatures                                                                                                        21



PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                         March 31,            December 31,
                                                                                            1999                  1998
                                                                                            ----                  ----
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $ 36,934              $ 42,392
  Short-term investments                                                                          5,273                 5,193
    Accounts receivable, net                                                                     20,286                34,456
  Accounts receivable from joint venture                                                            770                 1,121
  Notes receivable from employees                                                                   320                   282
  Inventory:
     Raw materials                                                                               46,440                38,614
     Work in process                                                                             51,492                41,256
     Finished goods                                                                               2,269                 8,979
                                                                                               --------              --------
                                                                                                100,201                88,849
  Deferred tax asset                                                                              2,867                 2,867
  Prepaid expenses and other assets                                                               2,032                 1,578
                                                                                               --------              --------
     Total current assets                                                                       168,683               176,738
Property, plant and equipment:
  Land                                                                                            5,391                 5,391
  Equipment                                                                                     130,270               124,735
  Buildings and leasehold improvements                                                           66,128                65,398
                                                                                               --------              --------
                                                                                                201,789               195,524
  Less accumulated depreciation and amortization                                                (31,202)              (27,882)
                                                                                               --------              --------
                                                                                                170,587               167,642
Other assets                                                                                      2,493                 3,016
                                                                                               --------              --------
                                                                                               $341,763              $347,396
                                                                                               ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $ 20,827              $ 19,984
  Accrued payroll and related expenses                                                            8,497                16,497
  Deferred revenue                                                                                2,063                 4,479
  Other accrued liabilities                                                                       8,076                 8,116
  Current portion of long-term debt                                                              14,491                10,770
  Income taxes payable                                                                            1,515                 3,706
                                                                                               --------              --------
     Total current liabilities                                                                   55,469                63,552

Long-term debt                                                                                   63,254                67,007
Non-current deferred revenue                                                                      1,847                 2,181
Minority interest                                                                                41,000                41,000
Class A and B common stock                                                                       97,079                97,079

Stockholders' equity:
  Common stock                                                                                       28                    28
  Additional paid-in capital                                                                    104,296               103,954
  Deferred compensation                                                                            (250)                 (281)
  Accumulated deficit                                                                           (20,960)              (27,124)
                                                                                               --------              --------
     Total stockholders' equity                                                                  83,114                76,577
                                                                                               --------              --------
                                                                                               $341,763              $347,396
                                                                                               ========              ========

                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                   Three Months Ended March 31,
                                                                  1999                     1998
                                                                  ----                     ----
Revenues:
  Product sales                                                   $82,751                   $90,274
  Research revenues                                                 5,313                     1,860
                                                                  -------                   -------
Total Revenues                                                     88,064                    92,134

Costs and expenses:
  Cost of sales                                                    66,480                    75,898
  Research and development                                          8,056                     5,050
  Selling, general and administrative                               4,648                     3,427
                                                                  -------                   -------
Total costs and expenses                                           79,184                    84,375

Operating income                                                    8,880                     7,759

Interest income                                                       654                       909
Interest expense                                                   (1,854)                   (2,625)
Loss on joint ventures                                               (512)                   (1,155)
                                                                  -------                   -------

Income before income taxes                                          7,168                     4,888

Provision for income taxes                                         (1,004)                     (637)
                                                                  -------                   -------

Net income                                                        $ 6,164                   $ 4,251
                                                                  =======                   =======

Net income per share:
Basic                                                             $  0.12                   $  0.08
                                                                  =======                   =======
Diluted                                                           $  0.10                   $  0.07
                                                                  =======                   =======

Number of shares used in computing net income per
 share:
Basic                                                              53,441                    52,951
                                                                  =======                   =======
Diluted                                                            59,596                    58,588
                                                                  =======                   =======


                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                                                        Three Months Ended March 31,
                                                                                            1999              1998
                                                                                            ----              ----
Cash flows from operating activities:
Net income                                                                                   $  6,164         $  4,251
Adjustments to reconcile net income to net cash provided by (used in) operating activity:
  Depreciation and amortization                                                                 3,111            4,567
  Deferred income taxes                                                                            --             (220)
  Losses in joint ventures                                                                        512            1,154
  Changes in:
     Accounts receivable                                                                       14,170           (8,688)
     Accounts receivable from joint venture                                                       351              268
     Inventory                                                                                (11,352)            (194)
     Prepaid expenses, and other current assets                                                   224           (1,866)
     Accounts payable                                                                             843           (4,734)
     Accrued payroll and related expenses                                                      (8,000)              10
     Deferred revenue                                                                          (2,750)            (247)
     Accrued acquisition costs                                                                     --              (70)
     Other accrued liabilities                                                                 (2,231)           3,981
                                                                                             --------         --------
        Net cash provided by (used in) operating activities                                     1,042           (1,788)

Cash flows from investing activities:
Purchases of investments                                                                       (9,438)         (16,797)
Maturities of investments                                                                       9,422           12,000
Investment in joint ventures                                                                     (512)          (1,154)
Disposition of property and equipment                                                              76               --
Acquisition of property and equipment                                                          (6,368)          (2,155)
Proceeds from sale of property and equipment                                                        3               --
                                                                                             --------         --------
        Net cash used in investing activities                                                  (6,817)          (8,106)

Cash flows from financing activities:
Net receipts on (issuance of) notes receivable from employees                                       7           (1,046)
Payments on debt obligations                                                                      (32)         (20,028)
Minority investment                                                                                --           30,000
Issuance of stock, net of issuance costs                                                          342              (21)
                                                                                             --------         --------
        Net cash provided by financing activities                                                 317            8,905
                                                                                             --------         --------

Net increase (decrease) in cash and cash equivalents                                           (5,458)            (989)
Cash and cash equivalents at beginning of period                                               42,392           35,149
                                                                                             --------         --------
Cash and cash equivalents at end of period                                                   $ 36,934         $ 34,160
                                                                                             ========         ========

                            See accompanying notes.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Reclassification

To more clearly reflect its investment in research and development ("R&D") activities, the Company reclassified approximately $1.2 million from cost of sales to R&D costs for the quarter ended March 31, 1998, to conform to the current period presentation. In addition, the Company has reclassified $7,000 of related product sales to research revenues for the period ended March 31, 1999 to conform to the current period presentation.

3. Earnings per share

  Earnings per share is presented in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. Weighted average shares outstanding for the three months ended March 31, 1999, includes Class A and B common shares as Catalytica, Inc. considers Class A and B to be the equivalent of common stock. The periods presented herein have been adjusted to reflect the calculation of EPS in accordance with SFAS No. 128.

  A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

(in thousands, except per share amounts)                           Three months ended March 31,
                                                                       1999             1998
                                                                       ----             ----
Numerator:
  Numerator for basic earnings per share:  Income available to
   common shareholders                                                  $ 6,164          $ 4,251

  Less:  Reduction of Catalytica Pharmaceuticals income
   attributable to holders of subsidiary stock options                  -------          -------
                                                                           (405)            (249)
                                                                        -------          -------
  Numerator for diluted earnings per share                              $ 5,759          $ 4,002
                                                                        -------          -------

Denominator:
 Denominator for basic earnings per share:
                                                                        -------          -------
  Weighted-average shares                                                53,441           52,951
                                                                        -------          -------
 Effect of dilutive securities:
  Catalytica, Inc. employee stock options                                   749              579
  Catalytica Pharmaceuticals, Inc. Convertible Preferred Stock            1,669            1,671
  Catalytica Pharmaceuticals, Inc. Convertible Junior
   Preferred Stock                                                          563              564

  Catalytica Combustion Systems, Inc. Convertible Preferred
   Stock                                                                  2,820            2,823

  Catalytica, Inc. warrants issued to Glaxo Wellcome, Inc.                  354               --
                                                                        -------          -------
     Dilutive potential common shares                                     6,155            5,637

 Denominator for diluted earnings per share:
                                                                        -------          -------
  Adjusted weighted-average shares and assumed conversions               59,596           58,588
                                                                        -------          -------

 Basic earnings per share                                               $  0.12          $  0.08
                                                                        =======          =======
 Diluted earnings per share                                             $  0.10          $  0.07
                                                                        =======          =======

4. Impact of recently issued accounting standards

  Segment Disclosures   The Company operates primarily in the pharmaceuticals
and combustion systems industries. The Company has determined its reportable operating segments based upon how the business is managed and operated. Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems") operate as independent subsidiaries of the Company with their own sales, research and development, and operations departments. Each subsidiary manufactures and distributes distinct products with different production processes. As such, the following table discloses revenues, operating income, and identifiable assets for the above named operating segments. Catalytica Advanced Technologies, Inc. (`Advanced Technologies") is combined with Corporate operations as it does not meet the requirements for separate disclosure.

(In thousands)                                                            Three months ended March 31,
                                                                   ---------------------------------------
                                                                          1999                      1998
                                                                          ----                      ----
Revenues
 Catalytica Pharmaceuticals                                              $ 87,378                 $ 90,696
 Combustion Systems                                                           293                      419
 Corporate and other subsidiary                                               393                    1,019
                                                                         --------                 --------
  Total Revenues                                                         $ 88,064                 $ 92,134
                                                                         ========                 ========

                                                                          Three months ended March 31,
                                                                   -----------------------------------------
                                                                          1999                      1998
                                                                          ----                      ----
Operating Income
 Catalytica Pharmaceuticals                                              $ 10,166                 $  8,341
 Combustion Systems                                                        (1,460)                    (424)
 Corporate and other subsidiary                                               174                     (158)
                                                                         --------                 --------
  Total Operating Income                                                 $  8,880                 $  7,759
                                                                         ========                 ========

                                                                  March 31, 1999            March 31, 1998
                                                                 ----------------          ---------------
Identifiable Assets
 Catalytica Pharmaceuticals                                              $305,965                 $302,232
 Combustion Systems                                                        25,871                   31,741
 Corporate and other subsidiary                                             9,927                   14,463
                                                                         --------                 --------
  Total Assets                                                           $341,763                 $348,436
                                                                         ========                 ========

5. Financial instruments

  For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase that are planned to be held-to-maturity ($5.3 million at March 31, 1999) and investments with maturities greater than three months that are available-for-sale (none at March 31, 1999) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at March 31, 1999). All investments at March 31, 1999, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

6. Use of estimates

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

7.  Revenue recognition

  In connection with the purchase of the Glaxo Wellcome, Inc. ("Glaxo Wellcome") facility, Glaxo Wellcome entered into a supply agreement under which Catalytica Pharmaceuticals, a subsidiary of the Company, manufactures products for Glaxo Wellcome over the next several years ("Supply Agreement"). In 1998, the Company signed two amendments to the original Supply Agreement, and a third amendment was signed in the first quarter of 1999. Under the original Supply Agreement and certain amendments, Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a specified level of minimum revenue or that Glaxo Wellcome will pay Catalytica Pharmaceuticals any shortfall.

  The Company recognizes revenue under the original Supply Agreement with Glaxo Wellcome and certain amendments based upon the minimum revenues stipulated in this agreement. All product revenues are recorded upon shipment. During the three months ended March 31, 1999, and March 31, 1998, the Company recorded $62.8 million and $83.3 million, respectively, of revenue derived from sales to Glaxo Wellcome.

  As of March 31, 1999, a receivable in the amount of $9.1 million was outstanding from Glaxo Wellcome.

8. Debt

  As of March 31, 1999, nothing was outstanding under the senior secured revolving facility ("Revolving Debt Facility") and $75 million was outstanding under the senior secured term loan facility ("Term Debt Facility").

  This credit agreement, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity and implements restrictions on the Company's ability to declare and pay dividends. In addition, the credit agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At March 31, 1999, the Company and Catalytica Pharmaceuticals were in compliance with the covenants.

9. Joint ventures

  GENXON Power Systems, LLC

  Combustion Systems recognized its 50% share of GENXON losses of $1.0 million or $0.5 million for the three months ended March 31, 1999. Accordingly, losses on the joint venture were recognized in the results of operations.

  As of March 31, 1999, an account receivable for $0.39 million existed from the joint venture for costs incurred by Combustion Systems. Accordingly these costs have not been included in the consolidated entity.

  Single-Site Catalysts, LLC

  Advanced Technologies recorded its share of losses to the extent of its capital contribution of $0.15 million in the joint venture during 1998. The operating agreement does not require any further capital contributions by Advanced Technologies beyond it's initial $0.15 million contribution. Therefore, no further losses will be recorded by the Company unless it decides to invest additional capital.

  As of March 31, 1999, an account receivable for $0.39 million existed from the joint venture for costs incurred by Advanced Technologies. Accordingly these costs have not been included in the consolidated entity.

10.  Income taxes

  The provision for income taxes for the three months ended March 31, 1999 was approximately 14%, as compared with 13% for the corresponding period in 1998. The increase in the estimated annual tax rate is due primarily to state income taxes relating to the Greenville facility coupled with the federal alternative minimum tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties, including but not limited to those statements which have been identified by an asterisk ("*") and other statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors" and elsewhere in this Report. The Company undertakes no obligation to update publicly any forward looking statements to reflect new information, events or circumstances after the date of this release or to reflect the incurrence of unanticipated events.

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

Results of Operations

  Net revenues for the three months ended March 31, 1999 decreased by 4.4% compared with the revenues in the same quarter in fiscal 1998. Product sales decreased by 8.3% during the period, when compared with the same period for 1998, primarily due to a decrease in product sales attributable to a scheduled reduction in certain products under the original Glaxo Wellcome Supply Agreement that was largely offset by continued expansion of sales to new customers.
During the three months ended March 31, 1999, 76% of the Company's pharmaceutical product revenues were derived from sales to Glaxo Wellcome as compared to 92% during the three months ended March 31, 1998. Approximately 50% of product sales for the quarter ended March 31, 1999, were derived from sales to Glaxo Wellcome under the original Supply Agreement. As part of the original Supply Agreement and certain amendments, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. To the extent the minimum level of revenues exceeds amounts billed at the time of product shipments, the Company receives additional payments from Glaxo Wellcome which help offset fixed manufacturing costs associated with manufacturing capacity reserved for Glaxo Wellcome as required in the Supply Agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

  Research revenues increased by 186%, when compared with the same period for 1998, due to an increase in new research partners and related research revenues at Catalytica Pharmaceuticals. However, the increase was partially offset by a decrease in Advanced Technologies' research revenue as it decreased its emphasis on contract research and focused its efforts on new technologies.

  Interest income decreased by 28% for the three months ended March 31, 1999, when compared to the same period in 1998 due to lower average cash and investment balances. Cash balances declined during the first quarter of 1999 due to payments of employee incentive bonuses coupled with quarterly estimated tax payments. In addition, average cash and investment balances declined during the second and third quarters of 1998 when the Company used $30 million of available cash to retire some of the outstanding debt under the Chase Term and Revolving Credit facilities. In the first quarter of 1998, Enron Ventures Corporation invested $30.0 million in Combustion Systems. The Enron cash investment has restrictions related to its use such that these funds cannot be used by other Catalytica subsidiaries such as Catalytica Pharmaceuticals.

  Cost of sales decreased 12% for the first three months of 1999 when compared to cost of sales in the same period in 1998. The decrease in cost of sales reflects lower product sales and a change in product mix. The change in product mix coupled with improved manufacturing efficiencies are expected to continue to favorably impact margins throughout 1999.* Margins on pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors, including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the pharmaceutical manufacturing environment.

  Research and development expenses ("R&D") increased 60% for the three months ended March 31, 1999, as compared to R&D expenses in the same period in 1998. This increase is largely attributable to increased R&D staffing and associated R&D expenses at the Greenville Facility which is expanding the R&D services it provides with respect to both chemical process and formulation development. These activities are important for obtaining new customers and are becoming a meaningful source of revenues. The increase in R&D expenses in the pharmaceutical segment of our business was slightly offset by decreased R&D expenses in Advanced Technologies. R&D expenses are expected to increase further in 1999 as the Company continues to invest in its R&D capabilities.*

  Selling, general and administrative expenses ("SG&A") increased 36% for the three months ended March 31, 1999, compared with the same period in 1998 largely due to SG&A costs incurred by the addition of SG&A employees at the Greenville Facility. SG&A expenses have increased as the Company has expanded it's sales and marketing personnel to sell the available capacity in the Greenville Facility.* SG&A expenses have also increased as Combustion Systems hired additional sales and marketing personnel as it nears commercialization. SG&A expenses are expected to further increase in 1999.*

  Interest expense decreased 29% for the quarter ended March 31, 1999, when compared to the same period in 1998 due to a decrease of approximately $28 million in debt between the two quarters, which was related to the acquisition of the Greenville Facility.

  Combustion Systems recognized its 50% share of GENXON losses of $1.0 million or $0.5 million for the three months ended March 31, 1999. During the comparable period in 1998, Combustions System's 50% share of GENXON's losses of $2.3 million amounted to $1.2 million. Accordingly, losses on the joint venture during both periods were recognized in the results of operations. The reduction in GENXON losses during the first quarter of 1999 is primarily due to a reduction in KHI development costs as that program enters the test phase. The reduced level of the Company's investment in GENXON will continue throughout 1999.*

  Advanced Technologies recorded its share of losses to the extent of its capital contribution of $0.15 million in the joint venture during 1998. The operating agreement does not require any further capital contributions by Advanced Technologies beyond it's initial $0.15 million contribution. Therefore, no further losses will be recorded by the Company unless it decides to invest additional capital beyond the initial $5 million commitment by its joint venture partner.*

  The provision for income taxes for the three months ended March 31, 1999, was 14% compared with 13% for the corresponding periods in 1998. The slight increase in the estimated annual tax rate is due primarily to the Company's recent profitability, resulting in state income taxes relating to the Greenville Facility coupled with the federal alternative minimum tax. The Company's effective tax rate is expected to continue to be 14% throughout 1999.* In the years following, if the Company continues to be profitable, the effective tax rate will increase.*

Year 2000 Computer Systems Compliance

  Many computer systems, software, and electronic products require valid dates to work acceptably but are coded to accept only two-digit entries in the date code field. These systems will need to be changed to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 9 months, computer systems, software ("IT Systems"), and other equipment, such as telephones, office equipment, and manufacturing equipment used by the Company may need to be upgraded, repaired, or replaced to comply with "Year 2000" and "leap year" requirements. The Company's existing systems are not yet completely Year 2000 compliant. As a result, the Company is continuing to modify the systems.

  The Company has conducted an internal review of most of our internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory, and embedded systems. The systems affected by the Year 2000 problem are divided into three categories. Business Information Technology Systems are any mainframe, midrange, or PC based computer system used in corporate operations. These systems generally involve application code supported by internal staff. Manufacturing Automation Systems are specific computer and process control systems used in production processes, including programmable logic controllers. These systems generally involve application code that is supported by internal staff or directly by the vendor. Embedded Systems are systems or devices that include an intelligent processor or chip that is not programmable or cannot be modified without hardware changes. These systems are generally supported by the vendor and are not maintained by internal staff, other than for routine calibration or adjustment (e.g. stand-alone controllers, intelligent field devices, laboratory instruments, and telecommunications devices).

Set forth below is a chart showing the Company's present status of compliance at March 31, 1999, and internal target dates for compliance. The Company has prioritized the remediation effort to fix critical business systems first, non-critical systems second, and cosmetic changes to reports and displays last. Key critical business systems, such as financial systems (General Ledger, Purchasing, Accounts Payable, Accounts Receivable, and Fixed Assets) and material requirements planning systems, are currently 100% compliant. Remaining critical and non-critical business systems will be completed by mid-1999 and cosmetic changes to reports and displays will be completed in the fourth quarter of 1999.*

Present Year 2000 Status as of March 31, 1999
---------------------------------------------

Resolution Phases

Exposure Type                Assessment        Remediation          Testing          Implementation
-----------------------------------------------------------------------------------------------------
Business Information      100% Complete      82% Complete       74% Complete        65% Complete
Technology Systems

Expected Completion                          November 1999      November 1999       December 1999
-----------------------------------------------------------------------------------------------------
Manufacturing             100% Complete      86% Complete       86% Complete        70% Complete
Automation Systems

Expected Completion                          July 1999           August 1999       October 1999
-----------------------------------------------------------------------------------------------------
Embedded Systems          100% Complete      99% Complete       99% Complete      98% Complete

Expected Completion                          September 1999     September 1999     October 1999
-----------------------------------------------------------------------------------------------------

     Assessment of all systems is complete. Testing and remediation of business information technology systems, manufacturing automation systems, and embedded systems is in progress. The Company anticipates successful completion of all phases of these efforts during 1999.*

  As part of the Company's review to assure Year 2000 compliance, it has formed a task force (the "Task Force") to oversee Year 2000 and leap year issues.* The Task Force has reviewed all IT Systems and Non-IT Systems that have not been determined to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure such compliance.* The Task Force has evaluated the Company's systems for Year 2000 and leap year compliance.

Remediation of problems discovered will be accomplished through internal efforts, vendor upgrades, replacement, or decommissioning of obsolete systems and equipment.* External and internal costs associated with these efforts are expected to reach $7 million.* In conjunction with the purchase of the Greenville Facility, Glaxo Wellcome has agreed to reimburse the Company for $4 million of these costs. As of March 31, 1999, the Company has spent $5.1 million on costs associated with the Year 2000 effort of which $3.5 million has been reimbursed by Glaxo Wellcome. Costs related to Year 2000 remediation are not expected to have a material effect on the Company's results of operations or financial condition.*

     The Company has contacted its major customers, vendors, and service suppliers whose systems failures potentially could have a significant impact on the Company's operations, to verify their Year 2000 readiness to determine the Company's potential exposure to Year 2000 issues. The Company has been informed by 81% of its major customers, vendors, and service suppliers that such suppliers expect to be Year 2000 compliant by the year 2000.

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

  Failure to provide Year 2000 and leap year compliant business solutions to customers or to receive such business solutions from suppliers could result in liability to the Company or otherwise have a material adverse effect on the business, results of operations, financial condition and prospects. The Company could be affected through disruptions in the operation of the enterprises with which it interacts or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of the business or have a material adverse effect on business, results of operations or financial condition. (See "Risk Factors - Problems Related to "Year 2000 Issue" Could Adversely Affect Our Business.")

Liquidity and Capital Resources

  Total cash and cash equivalents plus short-term investments decreased from $47.6 million to $42.2 million for the three months ended March 31, 1999, when compared with December 31, 1998, primarily due to payments of accrued year-end payroll expenses and quarterly estimated tax payments coupled with a net increase in fixed asset purchases. The Company expects to spend approximately $30 to $35 million during 1999 for capital expenditures primarily at Catalytica Pharmaceuticals.* Because of its cash position of $42.2 million (including short-term investments) and its available line of credit of $100 million as of March 31, 1998, coupled with the anticipated cash flow from operations in 1999, the Company believes that it has adequate funds to meet its working capital needs and debt repayment obligations for at least the next 12 months.*

  In the second quarter of 1998, the Company entered into a $50 million interest rate swap agreement to reduce the Company's exposure to fluctuations in short-
term interest rates.   This agreement effectively fixed the LIBOR benchmark rate
used to calculate the Company's borrowing cost at 5.90% for 4 years on $50 million of the Term Debt Facility. The Company accounts for this agreement as a hedge and accrues the interest rate differential as interest expense on a monthly basis. The Company does not hold or transact in such financial instruments for purposes other than risk management.

RISK FACTORS

The following Risk Factor section contains forward-looking statements within the meaning of the federal securities laws relating to future events or our future financial performance. The forward-looking statements involve risks and uncertainties. We have identified most of the forward-looking statements with an asterisk ("*"). Other forward-looking statements relate to our strategy, financial performance and revenue sources. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain risk factors including those set forth below and elsewhere in this report. In addition to the other information in this report, you are encouraged to carefully review the following risk factors when evaluating us, our financial performance, and our business. The Company undertakes no obligation to update publicly any forward looking statements to reflect new information, events or circumstances after the date of this release or to reflect the incurrence of unanticipated events.

Our Facilities Are Not Fully Utilized and Our Financial Results Fluctuate.

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

A Material Portion of Our Revenues is Dependent on Our Relationship with Glaxo Wellcome.

  Our revenues in the first quarter of 1999 were $88 million. The original Supply Agreement, its subsequent amendments, and new business with Glaxo Wellcome accounted for approximately 71% of total revenues and 76% of Catalytica Pharmaceutical's product revenues. Approximately 50% of product sales for the quarter ending March 31, 1999, were derived from sales to Glaxo Wellcome under the original Supply Agreement. Although the annual level of minimum payments under the original Supply Agreement declines significantly after 1998, Glaxo Wellcome is expected to continue to represent a significant source of revenue for Catalytica Pharmaceuticals.* The Company amended the original Supply Agreement twice in 1998 and once in the beginning of 1999. The amendments increase over the original Supply Agreement the amount of revenue to be received from Glaxo Wellcome over the next several years.* Although new customer business is expected to contribute to increased revenues, a material portion of Catalytica Pharmaceuticals' business is expected to be derived from Glaxo Wellcome during the next several years.* If Catalytica Pharmaceuticals is unsuccessful in the performance of its obligations to service and provide materials to Glaxo Wellcome then Glaxo Wellcome could possibly terminate the Supply Agreement and/or its subsequent amendments.*

Combustion Systems Business is Uncertain and Dependant Upon Its Relationships with Certain Turbine Manufactures.

  We, through our subsidiary, Catalytica Combustion Systems, Inc. ("Combustion Systems"), and the GENXON joint venture, are conducting research and development on our proprietary XONON combustion system technology. These XONON combustion system products are in their early stages of development and must undergo rigorous testing in gas turbines prior to their commercialization. The acceptance and use of XONON by a limited number of turbine manufacturers and our ability to enter into commercial relationships with these manufacturers will determine the ultimate sales of our XONON product.*

  Combustion Systems has entered into agreements for the development of a combustion system incorporating XONON into the gas turbines of General Electric Power Systems ("General Electric") and Pratt & Witney Canada, Inc. ("Pratt Witney"). Combustion Systems' ability to complete research and development and introduce commercial systems in the large turbine utility market is dependent on its continued relationship with General Electric, the world leader in the manufacture of large gas turbines. We are also working with other leading turbine manufacturers to develop our XONON combustion system. Relationships with gas turbine suppliers are expected to facilitate the completion of Combustion Systems' research and development and the introduction of commercial systems in the gas turbine market.* If major turbine manufacturers terminate their relationship with Combustion Systems, then there is no assurance as to whether Combustion Systems could enter into a similar relationship with other manufacturers and Combustion Systems' ability to complete its research and development and introduce commercial systems in the market could be adversely affected.

  Manufacturing and marketing capability for our combustion products is also limited. To the extent that our existing facilities are inadequate, we must develop or acquire additional manufacturing capability. In order to market any of our Combustion Systems' products, we must develop marketing capability, either on our own or in conjunction with others. We cannot assure that we will be able to manufacture our products successfully or develop an effective marketing and sales organization. In addition, our XONON combustion systems are expected to be sold as components of large natural gas turbines for electric power plants.* Accordingly, the rate of adoption of our systems and processes may depend in part on economic conditions that affect capital investment decisions, as well as the regulatory environment.* We cannot assure that XONON will be economically attractive when compared to competitive products.

Our Market is Highly Competitive and Greatly Influenced by Technological Change.

  We have numerous competitors in a variety of industries in the United States, Europe and Asia. Many of these competitors have commercialized and are working on technologies that could be competitive with those under development by us, including our catalytic and other technological approaches. Our competitors may develop technologies and systems and processes that are more effective than those being developed by us or that would render our technology and systems and processes less competitive or obsolete. In the market for intermediates and bulk actives used in pharmaceutical products and in the market for final dosage form of pharmaceutical products, our primary competition comes from pharmaceutical companies that manufacture their own products and from other chemical manufacturers.

  In the combustion systems market, our primary competition comes from large gas turbine power generation manufacturers, such as General Electric Co., Allison Engine Company and Solar Turbines. Each of these competitors is developing competing dry-low-NOx ("DLN") systems for their own turbines. Many of our competitors in the combustion systems market are also our potential customers.* We expect to rely on these potential customers to help commercialize our products.*

  Our research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience is not as great as many of our competitors. If our competitors are successful in developing systems and processes that are more effective than ours, then our ability to sell our systems and processes would be materially adversely affected. Further, our ability to gain market share may be limited because many of the our competitors are existing or potential customers.*

There is a High Concentration of Ownership in Our Capital Stock.

  As of March 31, 1999, Morgan Stanley Capital Partners III, L.P. and two affiliated funds ("MSCP") beneficially owned approximately 32% of our voting stock, and securities convertible into 40% of our voting stock, and 47% of our total outstanding capital stock (voting and non-voting). As a result, MSCP can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of all significant corporate transactions such as any merger, consolidation or sale of all or substantially all of our assets. In addition, we have granted to MSCP certain contractual rights, including representation on our Board of Directors and committees of the Board of Directors, which will give MSCP additional rights to participate in certain actions that may be taken by us. Such concentration of ownership and contractual rights may have the effect of delaying, deferring or preventing us from entering into a change of control.

  The sale by MSCP of shares of our capital stock could constitute a change of control under our credit agreement, which would trigger a default of the agreement. MSCP has agreed not to trigger a change of control under the credit agreement.

Other Risks

  Other risks associated with Catalytica's business, can be found on pages 48-58 of the Company's Form 10K for the year ended December 31, 1998, including related Risks Factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's market risk disclosures set forth in the 1998 Form 10-K have not changed significantly through the quarter ended March 31, 1999.

    PART II - OTHER INFORMATION

    Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K

   (a)        Exhibits

              27.1 Financial Data Schedule

    (b)       Reports on Form 8-K

   The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

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


Date: May 14, 1999
                                    CATALYTICA, INC.
                                    (Registrant)


                                    By:  /s/ Lawrence W. Briscoe
                                      ----------------------------
                                             Lawrence W. Briscoe
                                          Vice President and Chief
                                             Financial Officer

                                    Signing on behalf of the
                                    registrant and as principal
                                    financial officer