Form 10-Q
period 1999-06-30
CATALYTICA INC
filed 1999-08-13
CIK 841466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                      or

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of August 7, 1999, on a fully diluted basis, reflecting the conversion of the registrant's outstanding Class A and Class B Common Stock into Common Stock, there were outstanding 53,608,298 shares of the registrant's Common Stock.
As of August 7, 1999, there were outstanding 28,608,298 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 June 30, 1999

                                                                                                              Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

  Unaudited Condensed Consolidated Balance Sheets as of June 30, 1999, and December 31, 1998                       3

  Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30,
   1999, and June 30, 1998                                                                                         4


  Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999, and
   June 30, 1998                                                                                                   5


  Notes to Unaudited Condensed Consolidated Financial Statements                                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                30

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                                       32

Item 5.  Other Information                                                                                        32

Item 6. Exhibits and Reports on Form 8-K                                                                          32

Signatures                                                                                                        34


PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          June 30,             December 31,
                                                                                            1999                   1998
                                                                                            ----                   ----
ASSETS
Current assets:
    Cash and cash equivalents                                                            $  46,441               $ 42,392
    Short-term investments                                                                   5,116                  5,193
    Accounts receivable, net                                                                23,306                 34,456
    Accounts receivable from joint venture                                                     572                  1,121
    Notes receivable from employees                                                            305                    282
    Inventory:
         Raw materials                                                                      38,230                 38,614
         Work in process                                                                    42,335                 41,256
         Finished goods                                                                     11,573                  8,979
                                                                                         ---------               --------
                                                                                            92,138                 88,849
    Deferred tax asset                                                                       2,867                  2,867
    Prepaid expenses and other assets                                                        4,199                  1,578
                                                                                         ---------               --------
         Total current assets                                                              174,944                176,738
Property, plant and equipment:
    Land                                                                                     5,391                  5,391
    Equipment                                                                              135,785                124,735
    Buildings and leasehold improvements                                                    67,901                 65,398
                                                                                         ---------               --------
                                                                                           209,077                195,524
    Less accumulated depreciation and amortization                                         (34,770)               (27,882)
                                                                                         ---------               --------
                                                                                           174,307                167,642
Other assets                                                                                 2,529                  3,016
                                                                                         ---------               --------
                                                                                         $ 351,780               $347,396
                                                                                         =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                     $  19,080               $ 19,984
    Accrued payroll and related expenses                                                    14,077                 16,497
    Deferred revenue                                                                         4,069                  4,479
    Other accrued liabilities                                                               13,855                  8,116
    Current portion of long-term debt                                                        8,201                 10,770
    Income taxes payable                                                                       438                  3,706
                                                                                         ---------               --------
        Total current liabilities                                                           59,720                 63,552

Long-term debt                                                                              59,500                 67,007
Non-current deferred revenue                                                                 1,414                  2,181
Other long-term liabilities                                                                  1,125                     --
Minority interest                                                                           41,000                 41,000
Class A and B common stock                                                                  97,079                 97,079

Stockholders' equity:
    Common stock                                                                                28                     28
    Additional paid-in capital                                                             105,810                103,954
    Deferred compensation                                                                     (219)                  (281)
    Accumulated deficit                                                                    (13,677)               (27,124)
                                                                                         ---------               --------
        Total stockholders' equity                                                          91,942                 76,577
                                                                                         ---------               --------
                                                                                         $ 351,780               $347,396
                                                                                         =========               ========

                                   See accompanying notes.

                               CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                    Three Months Ended June 30,               Six Months Ended June 30,
                                                      1999             1998                     1999            1998
                                                      ----             ----                     ----            ----
 Revenues:
  Product sales                                     $ 99,418          $92,238                $ 182,169        $ 182,512
  Research and development contracts                   5,001            3,839                   10,314            5,699
                                                    --------          -------                ---------        ---------
 Total revenues                                      104,419           96,077                  192,483          188,211

 Costs and expenses:
  Cost of product sales                               77,479           75,787                  143,959          151,685
  Research and development                            10,049            8,168                   18,105           13,218
  Selling, general and administrative                  5,823            3,829                   10,471            7,256
                                                    --------          -------                ---------        ---------
 Total costs and expenses                             93,351           87,784                  172,535          172,159

 Operating income                                     11,068            8,293                   19,948           16,052

 Interest income                                         668              646                    1,322            1,555
 Interest expense                                     (2,042)          (2,394)                  (3,896)          (5,019)
 Loss on joint ventures                                 (463)          (1,152)                    (975)          (2,307)
                                                    --------          -------                ---------        ---------

 Income before income taxes                            9,231            5,393                   16,399           10,281

 Provision for income taxes                           (1,948)            (360)                  (2,952)            (997)
                                                    --------          -------                ---------        ---------

 Net income                                         $  7,283          $ 5,033                $  13,447            9,284
                                                    ========          =======                =========        =========

 Net income per share:
 Basic                                              $   0.14          $  0.09                $    0.25        $    0.18
                                                    ========          =======                =========        =========
 Diluted                                            $   0.11          $  0.08                $    0.21        $    0.15
                                                    ========          =======                =========        =========

Number of shares used in computing net
 income per share:
Basic                                                 53,513           53,035                   53,477           52,993
                                                    ========          =======                =========        =========
Diluted                                               58,942           59,305                   59,178           58,936
                                                    ========          =======                =========        =========




                                   See accompanying notes.

                               CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)

                                                                                                       Six Months Ended June 30,
                                                                                                        1999               1998
                                                                                                        ----               ----
Cash flows from operating activities:
Net income                                                                                           $  13,447          $   9,284
 Adjustments to reconcile net income to net cash provided by operating activity:
  Depreciation and amortization                                                                          7,447              7,078
  Deferred income taxes                                                                                     --                 --
  Losses in joint ventures                                                                                 975              2,308
  Changes in:
    Accounts receivable                                                                                 11,150             (7,535)
    Accounts receivable from joint venture                                                                 549                696
    Inventory                                                                                           (3,289)            13,480
    Prepaid expenses, and other current assets                                                          (2,367)            (1,948)
    Accounts payable                                                                                      (904)            (5,967)
    Accrued payroll and related expenses                                                                (2,420)             3,891
    Deferred revenue                                                                                    (1,177)              (787)
    Other accrued liabilities                                                                            3,596             (2,055)
                                                                                                     ---------          ---------
    Net cash provided by operating activities                                                        $  27,007           $ 18,445

Cash flows from investing activities:
Purchases of investments                                                                             $(15,112)           $(23,762)
Maturities of investments                                                                              15,172              24,000
Investment in joint ventures                                                                             (975)             (2,308)
Disposition of property and equipment                                                                      85                 125
Acquisition of property and equipment                                                                 (13,668)             (7,558)
Proceeds from sale of property and equipment                                                                3                  --
                                                                                                    ---------            --------
    Net cash used in investing activities                                                           $ (14,495)           $ (9,503)

Cash flows from financing activities:
Net receipts on (issuance of) notes receivable from employees                                       $    (243)           $  (1,067)
Additions to debt obligations                                                                              --                2,700
Payments on debt obligations                                                                          (10,076)             (40,058)
Minority investment                                                                                        --               30,000
Issuance of stock, net of issuance costs                                                                1,856                1,664
                                                                                                     --------            ---------
     Net cash used in financing activities                                                           $ (8,463)           $  (6,761)
                                                                                                     ---------           ---------

Net increase in cash and cash equivalents                                                               4,049                2,181
Cash and cash equivalents at beginning of period                                                       42,392               35,149
                                                                                                     --------            ---------
Cash and cash equivalents at end of period                                                           $ 46,441            $  37,330
                                                                                                     ========            =========

                                   See accompanying notes.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Reclassification

To more clearly reflect its investment in research and development ("R&D") activities, the Company reclassified approximately $1.9 million and $3.1 million from cost of sales to R&D costs for the three and six months quarter ended June 30, 1998, to conform to the current period presentation. In addition, the Company has reclassified $1.5 million of related product sales to research revenues for the three and six months ended June 30, 1998, to conform to the current period presentation.

3. Earnings per share

  Earnings per share is presented in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. Weighted average shares outstanding for the three and six months ended June 30, 1999, includes Class A and B common shares as Class A and B common stock are convertible into an equal number of shares of common stock. The periods presented herein have been adjusted to reflect the calculation of EPS in accordance with SFAS No. 128.

  A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

                                                     Three months ended                Six months ended
   (in thousands, except per share amounts)                June 30,                         June 30,
                                                      1999           1998            1999            1998
                                                      ----           ----            ----            ----
Numerator:
  Numerator for basic earnings per share:
  Income available to  common shareholders          $ 7,283        $ 5,033         $ 13,447       $  9,284

  Less:  Reduction of Catalytica
  Pharmaceuticals income attributable to
  holders of subsidiary stock options                  (655)          (312)          (1,116)          (561)
                                                    -------        -------         --------       --------
  Numerator for diluted earnings per share          $ 6,628        $ 4,721         $ 12,331       $  8,723
                                                    -------        -------         --------       --------

Denominator:
 Denominator for basic earnings per share:
   Weighted-average shares                           53,513         53,035           53,477         52,993
                                                    -------        -------         --------       --------
 Effect of dilutive securities:
    Catalytica, Inc. employee stock options             500            879              625            745
    Catalytica Pharmaceuticals, Inc. Convertible
    Preferred Stock                                   1,657          1,691            1,654          1,691

    Catalytica Pharmaceuticals, Inc.
    Convertible Junior Preferred Stock                  559            570              558            570


    Catalytica Combustion Systems, Inc.
    Convertible Preferred Stock                       2,651          2,664            2,645          2,664


    Catalytica, Inc. warrants issued to Glaxo
    Wellcome, Inc.                                       62            466              219            273
                                                    -------        -------         --------       --------
    Dilutive potential common shares                  5,429          6,270            5,701          5,943

 Denominator for diluted earnings per share:
   Adjusted weighted-average shares and
    assumed conversions                              58,942         59,305           59,178         58,936
                                                    -------        -------         --------         ------

 Basic earnings per share                           $  0.14        $  0.09         $   0.25       $   0.18
                                                    =======        =======         ========       ========
 Diluted earnings per share                         $  0.11        $  0.08         $   0.21       $   0.15
                                                    =======        =======         ========       ========

4. Impact of recently issued accounting standards

   Segment Disclosures   The Company operates primarily in the pharmaceuticals
and combustion systems industries. The Company has determined its reportable operating segments based upon how the business is managed and operated. Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems") operate as independent subsidiaries of the Company with their own sales, research and development, and operations departments. Each subsidiary manufactures and distributes distinct products with different production processes. As such, the following table discloses revenues, operating income, and identifiable assets for the above named operating segments. Catalytica Advanced Technologies, Inc. ("Advanced Technologies") is combined with Corporate operations as it does not meet the requirements for separate disclosure.


(In thousands)                                Three months ended June 30,             Six months ended June 30,
                                              ---------------------------             -------------------------
                                                1999                1998                1999             1998
                                                ----                ----                ----             ----
Revenues
 Catalytica Pharmaceuticals                $ 103,720            $ 94,085             $ 191,098        $ 184,781
 Combustion Systems                              218                 905                   511            1,324
 Corporate and other subsidiary                  481               1,087                   874            2,106
                                           ---------            --------             ---------        ---------
   Total revenues                          $ 104,419            $ 96,077             $ 192,483        $ 188,211
                                           =========            ========             =========        =========

(In thousands)                                Three months ended June 30,             Six months ended June 30,
                                              ---------------------------             -------------------------
                                                1999                1998                1999              1998
                                                ----                ----                ----              ----
Operating Income
 Catalytica Pharmaceuticals                $  13,820            $  9,558             $ 23,986         $  17,899
 Combustion Systems                           (1,299)               (848)              (2,759)           (1,272)
 Corporate and other subsidiary               (1,453)               (417)              (1,279)             (575)
                                           ---------            --------             --------         ---------
   Total operating income                  $  11,068            $  8,293             $ 19,948         $  16,052
                                           =========            ========             ========         =========

(In thousands)                              June 30, 1999            December 31, 1998
                                            -------------            -----------------
 Identifiable Assets
 Catalytica Pharmaceuticals                  $ 318,372                   $ 300,264
 Combustion Systems                             23,985                      27,402
 Corporate and other subsidiary                  9,423                      19,730
                                             ---------                   ---------
   Total assets                              $ 351,780                   $ 347,396
                                             =========                   =========

5. Financial instruments

  For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale (none at June 30, 1999) are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase that are planned to be held-to-maturity ($5.1 million at June 30, 1999) and investments with maturities greater than three months that are available-for-sale (none at June 30, 1999) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at June 30, 1999). All investments at June 30, 1999, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the intent and ability to hold the investments to maturity.

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

7.  Revenue recognition

  In connection with the purchase of the Glaxo Wellcome, Inc. ("Glaxo Wellcome") facility, Glaxo Wellcome entered into a supply agreement under which Catalytica Pharmaceuticals, a subsidiary of the Company, agreed to manufacture products for Glaxo Wellcome over the next several years ("Original Supply Agreement"). In 1998, the Company signed two amendments to the Original Supply Agreement, and a third amendment was signed in the first quarter of 1999. Under the Original Supply Agreement and these amendments, Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a specified level of minimum revenue or Glaxo Wellcome will be required to pay Catalytica Pharmaceuticals any shortfall.

  The Company recognizes revenue under the Original Supply Agreement with Glaxo Wellcome and the amendments thereto based upon the minimum revenues stipulated. All product revenues are recorded upon shipment. During the three and six months ended June 30, 1999, the Company recorded $77.1 million and $139.9 million, respectively, of revenue derived from sales to Glaxo Wellcome.

  As of June 30, 1999, a receivable in the amount of $12.8 million was outstanding from Glaxo Wellcome.

8. Debt

  As of June 30, 1999, nothing was outstanding under the senior secured revolving facility ("Revolving Debt Facility") and $65 million was outstanding under the senior secured term loan facility ("Term Debt Facility").

  The credit agreement covering the Revolving Debt Facility and the Term Debt Facility, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity and implements restrictions on the Company's ability to declare and pay dividends. In addition, the credit agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At June 30, 1999, the Company and Catalytica Pharmaceuticals were in compliance with the covenants.

9. Joint ventures

  GENXON Power Systems, LLC

  Combustion Systems recognized its 50% share of GENXON losses of $1.0 million or $0.5 million for the three months ended June 30, 1999, and $2.0 million or $1.0 million for the six months ended June 30, 1999. Accordingly, losses on the joint venture were recognized in the results of operations.

  As of June 30, 1999, an account receivable for $0.4 million existed from the joint venture for costs incurred by Combustion Systems. Accordingly these costs have not been included in the consolidated entity.

  Single-Site Catalysts, LLC

  Advanced Technologies recorded its share of losses to the extent of its capital contribution of $0.15 million in the joint venture during 1998. The operating agreement does not require any further capital contributions by Advanced Technologies beyond its initial $0.15 million contribution. Therefore, no further losses will be recorded by the Company unless it decides to invest additional capital.

  As of June 30, 1999, an account receivable for $0.2 million existed from the joint venture for costs incurred by Advanced Technologies. Accordingly these costs have not been included in the consolidated entity.

10.  Income taxes

  The provision for income taxes for the three and three and six months ended June 30, 1999 was approximately 21% and 18%, respectively. For the three and six months ended June 30, 1998 the provision for income taxes was 7% and 10%, respectively. The increase in the estimated annual effective tax rate is primarily due to the Company's increased profitability which is expected to result in its income in the current year exceeding the limit of federal net operating losses currently available from prior years.

11.  Subsequent Event

  On July 14, 1999, Catalytica, Inc. announced the signing of a definitive agreement to acquire Wyckoff Chemical company, Inc. ("Wyckoff"), a leading developer, manufacturer, and marketer of a broad range of active pharmaceutical ingredients and advanced fine chemical ingredients. Under the terms of the acquisition, which is expected to be accounted for as a pooling of interests, the Company will exchange approximately 4,496,487 shares of Catalytica common stock for all the outstanding shares of Wyckoff stock and applied towards options and other rights to acquire Wyckoff stock. The acquisition is expected to be completed in the fourth quarter of 1999 and is subject to certain conditions, regulatory approval, and approval by Wyckoff shareholders. The Company expects to record a one-time charge of approximately $1.0 million in the third quarter of 1999 relating to expenses incurred with this transaction.

  Wyckoff's operating results for the three and six months ended June 30, 1999 included revenues of approximately $13.7 million and $21.6 million, respectively, and net income of approximately $2.2 million and $2.5 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties including but not limited to those statements which have been identified by an asterisk ("*") and other statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors" and elsewhere in this Report. The Company undertakes no obligation to update publicly any forward looking statements to reflect new information, events or circumstances after the date of this release or to reflect the inccurence of unanticipated events.

Overview

  Catalytica, Inc. ("Catalytica" or "the Company") builds business in high growth industries where its technologies optimize manufacturing and solve environmental problems.* To enhance its market focus, and increase flexibility for strategic financial arrangements and business partnerships, the Company has created three operating subsidiaries: Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals"), Catalytica Combustion Systems, Inc. ("Combustion Systems"), and Catalytica Advanced Technologies, Inc. ("Advanced Technologies").

Results of Operations

  Net revenues for the three and six months ended June 30, 1999 increased by 8.7% and 2.3%, respectively, when compared with the revenues in the same periods in fiscal 1998. Product sales increased by 7.8% and decreased by 0.2%, respectively, during the three and six months ended June 30, 1999, when compared with the same periods for 1998. For the three and six months ended
June 30, 1999, product sales attributable to Glaxo Wellcome declined in accordance with scheduled volume reductions in certain products under the Glaxo Wellcome supply agreement and some change in product mix. The decline in product sales attributable to Glaxo Wellcome was largely offset by continued expansion of sales to Warner Lambert and other new and existing customers, particularly in the second quarter of 1999.

  During the six months ended June 30, 1999, 73% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 42% was derived from sales to Glaxo Wellcome under the original supply agreement. During the same period in 1998, 89% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 86% was derived from sales to Glaxo Wellcome under the original supply agreement. During the quarter ended June 30, 1999, 74% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 36% was derived from sales to Glaxo Wellcome under the original supply agreement. During the quarter ended June 30, 1998, 87% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 85% was derived from sales to Glaxo Wellcome under the original supply agreement. As part of the original supply agreement and amendments to the original supply agreement, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. If the minimum level of revenues exceeds amounts billed at the time of product shipments, Catalytica receives additional payments from Glaxo Wellcome which help offset fixed manufacturing costs associated with manufacturing capacity reserved for Glaxo Wellcome as required in the supply agreement. See Note 7 to Notes to Catalytica's Consolidated Financial Statements.

  Research revenues increased by 30% and 81%, respectively, for the three and six months ended June 30, 1999, when compared with the same periods for 1998, due to an increase in new research partners and related funded research activities at Catalytica Pharmaceuticals. However, the increase was partially offset by a decrease in Advanced Technologies' research revenue as it decreased its emphasis on contract research and focused its efforts on development of new technologies through joint ventures. The increase in research revenue was also offset by a decrease in Combustion Systems' revenue for the three and six months ended June 30, 1999, when compared to the same periods in 1998 primarily due to a $0.5 million technology milestone payment from GENXON to Combustion Systems in the second quarter of 1998, and a slight decrease in external research funding in 1999. The Company's R&D revenues are expected to increase further in 1999 as the Company continues to expands its research and development efforts and signs new contracts with new and existing customers, especially in the Pharmaceutical business.*

  Cost of sales increased 2.2% for the second quarter of 1999 when compared to the same period in 1998, which corresponds to a 7.8% increase in product sales. Cost of sales increased less than product sales in the second quarter of 1999 due to a change in product mix and improved manufacturing efficiencies. Cost of sales decreased 5% for the first six months of 1999, when compared to cost of sales in the same period in 1998, which corresponds to a decrease of 0.2% of product sales. This decrease in cost of sales reflects slightly lower product sales, which was partially offset by a change in product mix and improved manufacturing efficiencies. Margins on pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors, including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the pharmaceutical manufacturing environment.

  Research and development expenses increased 23% and 37%, respectively, for the three and six months ended June 30, 1999, as compared to R&D expenses in the same periods in 1998. This increase in R&D expenses directly corresponds to an increase in R&D income attributable to increased staffing and associated R&D expenses at the Greenville Facility which is expanding the R&D services it provides with respect to both chemical process and formulation development. These activities are important as the Company continues to obtain new R&D customers who are becoming a meaningful source of revenues.* The increase in R&D expenses in the pharmaceutical segment was offset slightly by lower R&D expenses in Advanced Technologies due to a shift in emphasis from contract research to development of new technologies through joint ventures. The Company's R&D expenses are expected to increase further in 1999 as the Company continues to invest in its R&D capabilities, especially in Catalytica Pharmaceutical.*

  Selling, general and administrative expenses increased 52% and 44%, respectively, for the three and six months ended June 30, 1999, compared with the same periods in 1998. SG&A expenses increased due to higher expenditures on sales and marketing personnel for the Greenville facility, higher employee incentive costs related to Catalytica's performance and costs associated with the Wyckoff merger. SG&A expenses have also increased in Combustion Systems as it focuses on commercialization of the XONON technology. SG&A expenses are expected to increase moderately in the remainder of 1999, due in part to costs associated to the merger.*

  Interest income increased by 3% and decreased 15%, respectively, for the three and six months ended June 30, 1999, when compared to the same periods in 1998. The decrease in interest income for the first six months of 1999 is primarily due to lower average cash and investment balances in 1999 attributable to payments on the Chase credit agreement, internal funding of Combustion System's XONON technology, payments of employee incentive bonuses, and quarterly estimated tax payments. However, average cash balances were slightly higher during the second quarter of 1999 when compared to 1998, due to an increase in working capital generated by Catalytica Pharmaceuticals, which was partially offset by the above mentioned factors. In the first quarter of 1998, Enron Ventures Corporation invested $30.0 million in Combustion Systems. The Enron cash investment has restrictions related to its use such that these funds cannot be used by other Catalytica subsidiaries such as Catalytica Pharmaceuticals.

  Interest expense decreased 15% and 22%, respectively, for the three and six months ended June 30, 1999, when compared to the same periods in 1998. The decrease in interest expense at June 30, 1999, is attributable to a reduction of approximately $20 million in debt, when compared to June 30, 1998. On June 7, 1999, the Company made an early debt payment on the Chase Credit Facility of $10.0 million. Interest expense may increase slightly in the remainder of 1999 if the Wyckoff acquisition is consummated.*

  During the three months ended June 30, 1999, Combustion Systems recognized its 50% share of GENXON losses of $1.0 million, which amounted to a $0.5 million loss. In addition, for the six months ended June 30, 1999, Combustion Systems recognized its 50% share of GENXON losses of $2.0 million, which amounted to a loss of $1.0 million. During the three months ended June 30, 1998, Combustion System's 50% share of GENXON's losses of $2.3 million amounted to a loss of $1.15 million. During the six months ended June 30, 1998, Combustion System's 50% share of GENXON's losses of $4.6 million amounted to a loss of $2.3 million. Accordingly, losses on the joint venture were recognized in the results of operations. The reduction in GENXON losses during 1999 is primarily due to a shift from development activities related to the retrofit of XONON to less costly activities related to durability testing of XONON, and partially due to an increase in research revenue related to a California Energy Commission grant. The reduced level of the Company's investment in GENXON is expected to continue throughout 1999.*

  The provision for income taxes for the three and six months ended June 30, 1999, was 21% and 18%, respectively, compared with 7% and 10% for the corresponding periods in 1998. The increase in the estimated annual effective tax rate is primarily due to the Company's increased profitability which is expected to result in its income in the current year exceeding the limit of federal net operating losses currently available from prior years.* The Company's effective tax rate is expected to continue to be approximately 18% throughout 1999.* In the following year, if the Company continues to be profitable, the effective tax rate will increase further.*

Year 2000 Computer Systems Compliance

  Many computer systems, software and electronic products require valid dates to work acceptably but are coded to accept only two-digit entries in the date code field. These systems will need to be changed to distinguish 21/st/ century dates from 20/th/ century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next six months, computer systems, software ("IT Systems") and other equipment, such as telephones, office equipment and manufacturing equipment used by Catalytica, may need to be upgraded, repaired or replaced to comply with "Year 2000" and "leap year" requirements. Catalytica's existing systems are not yet completely Year 2000 compliant. As a result, Catalytica is continuing to modify the systems.

  Catalytica has conducted an internal review of most of its internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory and embedded systems. The systems affected by the Year 2000 problem are divided into the following three categories:

 .Business Information Technology Systems are any mainframe, midrange or PC-based computer system used in corporate operations. These systems generally involve application code supported by internal staff.

 .Manufacturing Automation Systems are specific computer and process control systems used in production processes, including programmable logic controllers. These systems generally involve application code that is supported by internal staff or directly by the vendor.

 .Embedded Systems are systems or devices that include an intelligent processor or chip that is not programmable or cannot be modified without hardware changes. These systems generally are supported by the vendor and are not maintained by internal staff, other than for routine calibration or adjustment (e.g. stand-alone controllers, intelligent field devices, laboratory instruments, and telecommunications devices).

  The chart below shows Catalytica's status of compliance at June 30, 1999 and internal target dates for compliance. Catalytica has prioritized the remediation effort to fix critical business systems first, non-critical systems second and cosmetic changes to reports and displays last. Key critical business systems, such as financial systems (general ledger, purchasing, accounts payable, accounts receivable, and fixed assets) and material requirements planning systems, are currently 100% compliant. Remaining critical and non-critical business systems will be completed in the third quarter of 1999 and cosmetic changes to reports and displays will be completed in the fourth quarter of 1999.*

  Year 2000 Status as of June 30, 1999

Resolution Phases


Exposure Type               Assessment         Remediation          Testing           Implementation
----------------------------------------------------------------------------------------------------
Business Information        100%               88%                  81%               74%
 Technology Systems         Complete           Complete             Complete          Complete

Expected Completion*                           August               November          December
                                               1999                 1999              1999
------------------------------------------------------------------------------------------------------

Manufacturing               100%               98%                  93%               86%
 Automation Systems         Complete           Complete             Complete          Complete

Expected Completion*                           August               September         October
                                               1999                 1999              1999
------------------------------------------------------------------------------------------------------

Embedded Systems            100%               99%                  99%               99%
                            Complete           Complete             Complete          Complete

Expected Completion*                           September            September         October
                                               1999                 1999              1999
------------------------------------------------------------------------------------------------------

  Assessment of potential problems in business information technology systems, manufacturing automation systems, and embedded systems is complete. Testing and remediation of business information technology systems, manufacturing automation systems and embedded systems is in progress. Catalytica anticipates successful completion of all phases of these efforts during 1999.*

  As part of Catalytica's review to assure Year 2000 compliance, it has formed a task force to oversee Year 2000 and leap year issues. The task force has reviewed all IT Systems and non-IT Systems that have not been determined to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure compliance. Remediation of problems discovered will be accomplished through internal efforts, vendor upgrades, replacement or decommissioning of obsolete systems and equipment. External and internal costs associated with these efforts are expected to reach $7.0 million.* In conjunction with the purchase of the Greenville facility, Glaxo Wellcome has agreed to reimburse Catalytica for $4.0 million of these costs. As of June 30, 1999, Catalytica has spent $5.7 million on costs associated with the Year 2000 effort, of which $4.0 million has been reimbursed by Glaxo Wellcome. Costs related to Year 2000 remediation are not expected to have a material effect on Catalytica's results of operations or financial condition.*

  Catalytica has contacted its major customers, vendors and service suppliers whose systems failures potentially could have a significant impact on Catalytica's operations, to verify their Year 2000 readiness to determine Catalytica's potential exposure to Year 2000 issues. Catalytica has been informed by 81% of its major customers, vendors and service suppliers that they expect to be Year 2000 compliant by the year 2000.

  Any failure of these third parties' systems to achieve timely Year 2000 compliance could have a material adverse effect on Catalytica's business, financial condition, results of operation and prospects. Year 2000 problems could affect many of Catalytica's production, distribution, plant equipment, financial and administrative operations. Systems critical to the business that have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications.

  As part of contingency planning, Catalytica is developing procedures for those areas that are critical to its business. These plans will be designed to mitigate serious disruptions to the business beyond the end of 1999. The major efforts in contingency planning occurred in the first half of 1999. Based on current plans and efforts to date, Catalytica does not anticipate that Year 2000 problems will have a material effect on the results of operations or financial condition.*

  The state of compliance of certain of Catalytica's third-party suppliers of services such as telephone companies, long distance carriers, financial institutions and electric companies has not been determined. The failure of any one of such third party suppliers to be Year 2000 compliant could severely disrupt Catalytica's ability to carry on its business as well as disrupt the business of its customers.

  Failure to provide Year 2000 and leap year compliant business solutions to customers or to receive business solutions from suppliers could result in liability to Catalytica or otherwise have a material adverse effect on the business, results of operations, financial condition and prospects. Catalytica could be affected through disruptions in the operation of the enterprises with which it interacts or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite Catalytica's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of the business or have a material adverse effect on business, results of operations or financial condition. See "Risk Factors-- If we, our suppliers or our customers do not successfully address the Year 2000 issue, we could experience a significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations."

Liquidity and Capital Resources

  Total cash, cash equivalents and short-term investments increased from $47.6 million to $51.6 million for the six months ended June 30, 1999, when compared with December 31, 1998. The increase largely reflects cash generated through normal operating activities, partially offset by investments in property and equipment and, a $10 million early payment on the Chase credit agreement. The Company expects to spend approximately $30 million during 1999 for capital expenditures, primarily at Catalytica Pharmaceuticals.* Because of its cash position of $51.6 million (including short-term investments) its available line of credit of $100 million as of June

30, 1999, and the anticipated cash flow from operations in 1999, the Company believes that it has adequate funds to meet its working capital needs and debt repayment obligations for at least the next 12 months.*

  In the second quarter of 1998, the Company entered into a $50 million interest rate swap agreement to reduce the Company's exposure to fluctuations in short-
term interest rates.   This agreement effectively fixed the LIBOR benchmark rate
used to calculate the Company's borrowing cost at 5.90% for 4 years on $50 million of the term debt facility. The Company accounts for this agreement as a hedge and accrues the interest rate differential as interest expense on a monthly basis. The Company does not hold or transact in such financial instruments for purposes other than risk management.

Agreement to Acquire Wyckoff Chemical Company, Inc.

  On July 14, 1999, Catalytica, Pilot Acquisition Corporation, a wholly-owned subsidiary of Catalytica ("Subsidiary") and Wyckoff Chemical Company, Inc. ("Wyckoff") entered into an Agreement and Plan and Reorganization (the "Merger Agreement"), pursuant to which Subsidiary will merge with and into Wyckoff (the "Merger"). Upon completion of the Merger, Wyckoff will become a wholly-owned subsidiary of Catalytica. Under the terms of the Merger, 4,496,487 shares of Catalytica common stock will be exchanged for all outstanding shares of Wyckoff common stock and applied toward options and other rights to acquire Wyckoff common stock. Catalytica and Wyckoff intend the Merger to be accounted for as a pooling of interests and to qualify as a tax-free reorganization.* For additional information on the Merger and for a copy of the Merger Agreement see the Registration Statement on Form S-4 filed by Catalytica on August 6, 1999.
A copy of the press release regarding execution of the Merger Agreement issued by Catalytica on July 15, 1999, is attached hereto as Exhibit 99.1.

  Wyckoff develops, manufactures and markets a broad range of active pharmaceutical ingredients and advanced fine chemical ingredients. Wyckoff sells its products and custom synthesis services to pharmaceutical companies that sell both branded and generic products, as well as to cosmetic companies and other fine chemical end-users. Wyckoff's principal executive offices are located in South Haven, Michigan.

RISK FACTORS


  The following risk factor section contains forward-looking statements within the meaning of the federal securities laws relating to future events or Catalytica's future financial performance. The forward-looking statements involve risks and uncertainties. We have identified most of the forward-looking statements with an asterisk ("*"). Other forward-looking statements relate to our strategy financial performance, and revenue sources. Catalytica's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain risks including those set forth below and elsewhere in this report. In addition to the other information in this report, you are encouraged to carefully review the following risk factors when evaluating an investment in our common stock. Catalytica undertakes no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this release or to reflect the incurrence of unanticipated events.

  The use of "we," "us," or "our" throughout this risk factor section is intended to refer to Catalytica and Wyckoff. While the risk factors applicable to Catalytica and Wyckoff relate to the combined company after the completion of the Merger, each of these risk factors, unless the context requires otherwise, should be read as applying to Catalytica prior to the consummation of the Merger and in the event the Merger is not consummated.

Risks Related to the Proposed Merger

The proposed Merger may not be completed and Catalytica's stock trading price and business may suffer as a result

  The obligations of Catalytica and Wyckoff to complete the Merger are subject to the satisfaction or waiver of certain conditions, including (a) the accuracy of the other party's representations and warranties, (b) compliance by the other party with its obligations under the Merger Agreement, (c) the absence of a material adverse change with respect to the other party and (d) regulatory approval. There is no guarantee that these and other conditions will be satisfied or waived or that the Merger will be completed. Noncompletion of the Merger could have a material adverse effect on the stock trading price of Catalytica or on our business or prospects.

Integrating two companies is a difficult task and the expected benefits of the Merger may not occur

  The Merger will not achieve its anticipated benefits unless Catalytica and Wyckoff successfully combine their operations and integrate their products and services in a timely manner. Integrating Catalytica and Wyckoff will be a complex, time consuming and expensive process and may result in disruptions to the operations of the business. Before the Merger, Catalytica and Wyckoff operated independently, each with its own business, business culture, customers, employees and systems. Following the Merger, the combined company must use common information communication systems, operating procedures, financial controls and human resource practices, including benefit, training and professional development programs. There may be substantial difficulties, costs and delays involved in integrating Catalytica and Wyckoff, including:

  .  distractions to management from the business of the combined company
  .  potential incompatibility of business cultures
  . perceived and potential adverse change in customer service standards, business focus or service offerings available to customers
  . potential inability to successfully coordinate research and development, sales and marketing efforts
  . costs and delays in implementing common systems and procedures, including financial accounting systems
  . costs and inefficiencies in delivering services to the customers of the combined company
  . inability to retain and integrate key management, technical sales and customer support personnel

  Any one or all of the factors identified above may cause increased operating costs, lower than anticipated financial performance or the loss of key customers and employees. The failure to integrate Catalytica and Wyckoff could harm the business of the combined company.

We depend on retaining and integrating key personnel after the Merger

  Wyckoff's contribution to the combined company's success depends upon the continued service of Wyckoff's key management and technical personnel. While Catalytica has agreed to assume the employment agreement of James B. Friederichsen, Wyckoff's President and Chief Operating Officer, this agreement does not require that Mr. Friederichsen continue his employment with Wyckoff for a specified period. No other Wyckoff executive officer has entered into an employment agreement providing for continued employment with the combined company after the Merger. In addition, the competition to retain and motivate qualified technical, sales and operations personnel is intense. We have at times experienced, and continue to experience, difficulty retaining qualified personnel. We might not be able to retain Wyckoff's key personnel after the Merger. The loss of services of any of the key members of Wyckoff's management team could harm the business of the combined company.

If the Merger does not qualify as a pooling of interests, Catalytica's reported earnings could be lower in future periods

  Catalytica and Wyckoff expect the Merger to be accounted for as a pooling of interest transaction.* To qualify the Merger as a pooling of interests for accounting purposes, Wyckoff, Catalytica and their respective affiliates must meet the criteria for pooling of interests accounting established in opinions published by the Accounting Principles Board and interpreted by the Financial Accounting Standards Board and the SEC. These opinions are complex and the interpretation of them is subject to change.

  The availability of pooling of interests accounting treatment for the Merger depends, in part, upon circumstances and events occurring after completion of the Merger. For example, the business of the combined company cannot change in a significant manner, including significant sales of assets, for a period of two years following completion of the Merger. Further, affiliates of Catalytica and Wyckoff must not sell, or otherwise reduce their risk with respect to, any shares of either Catalytica or Wyckoff capital stock during the period beginning on July 14, 1999 and continuing until two trading days after Catalytica publicly announces financial results covering at least 30 days of combined operations of Catalytica and Wyckoff. If completion of the Merger occurs in October 1999, Catalytica expects that such combined financial results would be published in the fourth quarter of 1999.* If affiliates of Catalytica or Wyckoff sell their shares of Catalytica common stock before that time, the Merger may not qualify for accounting as a pooling of interests for financial reporting purposes. The failure of the Merger to qualify for pooling of interests accounting treatment for any reason could materially reduce the combined companys' future reported earnings.

Risks Related to the Combined Company

Our quarterly operating results may fluctuate and we may be unable to maintain profitability

  Catalytica first achieved profitability in the quarter ended September 30, 1997. Catalytica's operating results have fluctuated significantly in the past and we expect that the results of the combined company will continue to vary from quarter to quarter.* In particular, our quarterly results may fluctuate as a result of:

  . loss or reductions of orders from an important customer, such as Glaxo Wellcome
  . delays in availability or increases in costs of raw materials from our suppliers
  . increased price competition or reductions in the prices that we are able to charge
  . the amount and timing of payments and expenses under development and production contracts
  .  changes in demand for the pharmaceuticals sold by our customers
  . new product introductions or delays in product introductions by our customers or their competitors
  . size and timing of receipt of orders for and shipments of pharmaceutical products
  .  changes in product mix
  .  operating efficiencies in manufacturing operations
  .  seasonality in demand for our products
  . general business conditions in our markets, particularly in the pharmaceutical sector

  As a result of these and other factors, quarter-to-quarter comparisons of our historical results of operations are not good indicators of future performance. If our future operating results are below the expectations of stock market analysts, or if we are unable to remain profitable, our stock price may decline.

We depend on a single customer for a large portion of our revenues, and a reduction in the level of business with this customer could seriously harm our business

  A single customer, Glaxo Wellcome, accounts for a large percentage of Catalytica's revenues. In 1998, Glaxo Wellcome accounted for approximately 86% of Catalytica's total revenues. In the six months ended June 30, 1999, Glaxo Wellcome accounted for approximately 73% of

Catalytica's total revenues, of which 42% related to business under the original supply agreement and 31% related to new business Catalytica has negotiated with Glaxo Wellcome since its acquisition of the Greenville facility. Catalytica's top five customers collectively accounted for approximately 92% of its revenues for the six months ended June 30, 1999. Even though the portion of our revenues attributable to Glaxo Wellcome is expected to decline over time, we anticipate that sales to Glaxo Wellcome will continue to account for a significant portion of our revenues for the foreseeable future.* Our business would be seriously harmed if we lost Glaxo Wellcome as a customer or suffered a large reduction in orders from Glaxo Wellcome.

Our product sales depend on our customers to anticipate industry needs and accurately forecast future demand for their products

  We manufacture both intermediate products used in customers' finished products and finished products for our customers. Typically, there is a relatively lengthy lead-time between signing a production contract and the actual production of products under that contract. Accordingly, we rely upon the ability of our customers to anticipate changing customer needs, successfully market the products and obtain necessary regulatory approval. A decrease in demand for our customers' products would lower demand for our products. We cannot guarantee that our customers' product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, that products can be manufactured at acceptable cost and with appropriate quality or that any products, if approved, can be successfully marketed. If our customers are not successful in this regard, they might reduce or eliminate their orders and our results of operations likely would deteriorate.

We may be held responsible for product liability claims and may be unable to obtain sufficient product liability insurance

  As a pharmaceutical and pharmaceutical intermediate manufacturer, we could experience product liability claims for products we manufacture if we do not meet customer specifications. Our customers generally agree to indemnify us with respect to potential liability claims, other than claims related to our failure to meet customer specifications.*

  We have product liability insurance but cannot guarantee that we will be able to obtain sufficient levels of product liability insurance on acceptable terms in the future.* If we are held responsible for product liability and do not have adequate insurance or are not properly indemnified, then our results of operations could be harmed. Also, under the original Glaxo Wellcome supply agreement, Catalytica Pharmaceuticals is obligated to maintain $100.0 million of product liability insurance. If Catalytica Pharmaceuticals does not meet this requirement, Glaxo Wellcome may terminate the supply agreement, which would have a negative impact on our financial results.

Our operations must comply with environmental regulations, and any failure to comply could result in extensive costs which would harm our business

  Our research, development and manufacturing activities involve the use, storage, transportation and disposal of many hazardous chemicals and are subject to regulations governing air pollution and wastewater treatment. As a result, our activities are subject to extensive federal, state and local laws and regulations, some of which have recently changed. For example, in 1998, the United States Environmental Protection Agency, or EPA, issued new regulations for the pharmaceutical industry requiring the installation of "maximum achievable control technology" for hazardous air pollution sources and additional pretreatment systems for wastewater discharges. We currently are evaluating the potential impact of these regulations on our operations and we believe that these new regulations may require us to make large cash expenditures. These and any other new regulatory changes could result in renovations, improvements or other cash expenditures to bring our facilities and operations into compliance. A failure to comply with present or future environmental laws could result in:

  .  imposition of injunctions or orders to stop production and operations
  .  payment of fines, costs of remediation or damages
  .  restrictions on expansion of operations
  .  other expenditures as required to comply with environmental requirements

  If our operations do not comply with environmental regulations for any reason, any of these events could occur and the occurrence could harm our financial condition.

Soil and groundwater contamination exists at our facilities, and the contamination may result in large expenditures of cash and other resources

  As the owner of the Greenville facility, Catalytica Pharmaceuticals is legally liable for the existing contamination at the site. However, Glaxo Wellcome, the previous owner, has agreed to pay the costs of remediation to the extent contamination existed at the time it sold the property to Catalytica. Despite its agreement with Glaxo Wellcome, Catalytica could be held responsible for the contamination in an action brought by a governmental agency or a third party. Catalytica's current operations and future expansion of the Greenville facility could be slowed or prevented by required remediation activities at the site.

  Catalytica Pharmaceuticals' ongoing operations at the Greenville facility also may cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals could involve costly and time-consuming negotiations and litigation. Additional contamination could harm Catalytica's business, results of operations and financial condition.

  Similarly, Catalytica's Bay View facility has arsenic and volatile organic compound contamination in the soil and groundwater. The site is subject to a clean-up and abatement order issued by the Bay Area Regional Water Quality Control Board. The order requires stabilization, containment and monitoring of the contamination at the site and surrounding areas by the current owner of the property, Rhone Poulenc, Inc. Although Catalytica has contractual rights of indemnity from Rhone Poulenc and from Novartis, the prior owners/operators of the facilities, Catalytica could be named in an action brought by a governmental agency or a third party because of the contamination. If Catalytica is determined to have contributed to the contamination, Catalytica may be liable for any damage to third parties attributable to its contamination, and may be required to indemnify Rhone Poulenc and Novartis for any clean up costs or liability that they may incur as a result. Any litigation or determination of the existence and cost of this contamination would likely be costly and time-consuming.

  The Wyckoff manufacturing site is listed under Michigan law as a site with soil and groundwater contamination. Environmental assessments conducted on the Wyckoff property have identified soil contamination by volatile organic compounds and heavy metals. Wyckoff is legally liable under federal and state law for the remediation of these areas of contamination. In addition, risks of substantial environmental costs and liabilities are inherent in plant operations and products produced by Wyckoff. Wyckoff's ongoing operations could cause additional contamination which could harm Wyckoff's business, results of operations and financial condition.

Environmental regulations may delay the commercialization of Catalytica's catalytic combustion systems or increase the costs of bringing products to market

  The enactment and enforcement of environmental regulations at the federal, state and local levels will strongly influence the demand for emissions reduction systems, and thus will affect the rate at which industrial companies adopt Catalytica's catalytic combustion systems.* As a result, Catalytica's revenues will depend, in part, on the environmental standards that government authorities adopt for reducing emissions (including emissions of nitrogen oxide) addressed by its products.* Government authorities may revise existing regulations in a manner that could diminish demand for Catalytica's products. Moreover, new regulations may impose requirements that are not be met by Catalytica's products or may necessitate costly redevelopment or modification of its products. Also, certain industries or companies may seek to delay the implementation of existing or new regulations, or acquire emissions credits from other sources, which would delay or eliminate their need to purchase emissions reduction products. If any of these circumstances arise, Catalytica may not realize the expected returns on its investment in the catalytic combustion business.

Some of Catalytica's manufacturing facilities are underutilized, and this underutilization may harm our operating results

  Currently, Catalytica's pharmaceutical production and sterile production facilities at its Greenville, North Carolina facility are not fully utilized. To utilize its manufacturing resources fully, Catalytica must continue to successfully obtain new pharmaceuticals customers, expand business with existing customers and obtain necessary regulatory approvals for production of new products. As a result of reductions in the level of business attributable to Glaxo Wellcome and the long lead times required to obtain regulatory approvals to manufacture at our pharmaceutical and sterile production facilities, if we are to fully utilize our pharmaceutical and sterile production facilities, we must continue to enter agreements for additional business far enough in advance of production to obtain required regulatory approvals.* If we are unable to do these things, our pharmaceutical and sterile production facilities will remain underutilized, and this may harm our operating results.

Our success depends on the ability of our customers to develop new pharmaceutical products and obtain required regulatory approvals for those products

  The success of our pharmaceutical production operations depends on receiving orders from our customers for the production of active ingredients, intermediates, and pharmaceutical products in finished dosage form.* The clinical development, testing and sales of these products is subject to regulation by the FDA and other regulatory authorities in the United States and abroad. As a result, we depend on our customers to both develop new pharmaceutical products and obtain the required regulatory approvals. If our customers are unable to develop new products or obtain required approvals, our pharmaceutical production facilities may be underutilized and our results of operations may be harmed.

Compliance with current Good Manufacturing Practices regulations is costly and time-consuming, and our failure to comply could lead to delays in filling product orders and loss of sales revenues

  Our pharmaceutical production facilities must comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations. Additionally, some of our customers, including Glaxo Wellcome, require us to adhere to certain additional manufacturing standards specific to their companies. Compliance with cGMP regulations and company specific requirements requires us to expend time, money and effort in production, and to maintain precise records and quality control. The FDA periodically inspects drug-manufacturing facilities to ensure compliance with applicable cGMP requirements. If we fail to comply with cGMP requirements, the FDA could take various actions, including:

  .  suspension of manufacturing at the facility
  .  inspection of any lot of a particular product
  .  restrictions or delays on the release of the product
  .  orders to recall the lot or product

  Any of these actions could cause delays in meeting customer orders, which could result in loss of customers, product orders and sales revenues.

Ownership of Catalytica's stock is concentrated in one owner, and this owner may prevent or delay a change of control of Catalytica or otherwise make decisions contrary to the interests of other stockholders

  As of June 30, 1999, Morgan Stanley Dean Witter Capital Partners and its affiliates held approximately 32% of Catalytica's voting stock and 47% of our total outstanding voting and non-voting stock Morgan Stanley Dean Witter can convert a portion of its non-voting stock into voting stock only if the conversion results in Morgan Stanley Dean Witter holding 40% or less of Catalytica's outstanding voting stock. As a result of its stock ownership and contractual rights,

Morgan Stanley Dean Witter has significant influence over all matters requiring stockholder approval, including the election of directors and approval of major corporate transactions such as mergers, consolidations or sales of assets. Morgan Stanley Dean Witter also has the right to designate three nominees for election to Catalytica's board of directors and rights to a separate class vote on certain merger and financing transactions. This concentration of ownership and these contractual rights may allow Morgan Stanley Dean Witter to require us to take actions, or delay or prevent us from taking actions, such as entering into a change of control, that would otherwise be in the stockholders' interest.

  The sale by Morgan Stanley Dean Witter of shares of Catalytica's capital stock could constitute a change of control under Catalytica's credit agreement, which would trigger a default under the agreement. Although Morgan Stanley Dean Witter has agreed not to trigger a change of control under the credit agreement, the sale of shares by Morgan Stanley Dean Witter in breach of this provision could cause Catalytica to default under its credit agreement. In that event, Catalytica might not be able to obtain sufficient credit in a timely fashion or on acceptable terms. In such event, its operations could be adversely affected, causing product delays, loss of customers and deterioration of financial results.

Many of our competitors have greater financial resources, research and development experience and marketing ability

  The market in which we compete is characterized by extensive research efforts and rapid technological progress.* We have numerous competitors in the United States, Europe and Asia, many of whom have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience. Our primary competition comes from pharmaceutical companies that manufacture their own products and from other chemical manufacturers such as Chirex Inc, DSM Fine Chemicals and Lonza AG. If our competitors are successful in developing systems and processes that are more effective than our own, then our ability to sell our products, services, systems and processes would be harmed. Our competitors may develop technologies, systems and processes that are more effective than ours or that would render our technology, systems and processes less competitive or obsolete. In addition, our success depends in part on our ability to sell products to potential customers at an early stage of product development, and there can be no assurance that we will be successful in these efforts.

  After the merger with Wyckoff, a small portion of the Company's business will experience substantial competition in connection with the manufacture and sale of pharmaceutical products for which patent protection has expired ("off-patent" products). Wyckoff competes with off-patent drug manufacturers, brand-name pharmaceutical companies that manufacture off-patent drugs and manufacturers of new drugs that may compete with its off-patent drugs. Because selling prices of off-patent drugs typically decline as competition intensifies, the maintenance of profitable operations will depend on Wyckoff's ability to maintain efficient production capabilities and to develop and introduce new products in a timely manner.*

  In the combustion systems market, Catalytica's competition comes from large gas turbine power generation manufacturers, such as Allison Engine Company, General Electric and Solar

Turbines as well as producers of post-combustion emission clean-up technologies such as selective catalytic reduction systems. Gas turbine manufacturers are developing competing dry-low-nitrogen oxide systems for their own turbines. Many of Catalytica's competitors in the combustion systems market are also Catalytica's potential customers.* Catalytica depends on its customers to help commercialize its products, and would suffer loss of sales and revenues in the if these customers withdraw their support or decide to pursue alternate technologies. Catalytica's ability to gain market share may be limited because many of its competitors are existing or potential customers.

If we are unable to protect and expand our intellectual property rights, our competitive position will suffer

  Our business depends on developing and maintaining a strong intellectual property portfolio in the United States and abroad. We actively pursue patents for our inventions in relevant business areas.* Catalytica has 37 patents and at least 20 pending patent applications in the United States and approximately 145 patents and patent applications abroad. Wyckoff has three patents and one pending patent application in the United States. Our patent applications might not result in the issuance of patents. Further, our existing and future patents might not provide enough protection to protect our technology and competitive position.

  The success of our current products, as well as development of additional products, depends on our ability to protect our intellectual property portfolio and obtain additional patents without infringing the proprietary rights of others.* If we do not effectively protect our intellectual property, our business could be materially harmed.

  Even if we are able to obtain patents covering our technology, the patents may be challenged, circumvented or invalidated. Competitors may develop independently similar systems or processes or design around patents issued to us. Also, patents issued in the United States may be unenforceable, or may not provide as much protection, outside the United States. If any of our patents are circumvented, invalidated or otherwise do not provide legal protection, our competitors may be able to develop, manufacture and sell products which compete directly with our products. In that case, our sales and financial results could be harmed.

  We also protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants.* However, these agreements might be breached, and in that event, we might not have adequate remedies for the breach. Further, our trade secrets might otherwise become known or be independently discovered by competitors.

A third party claim of infringement of intellectual property could require us to spend time and money to address the claim and could shut down some of our operations

  We could incur substantial costs in defending ourselves or our licensees in litigation brought by others or in interference proceedings declared by the United States Patent and Trademark Office. An adverse ruling, including an adverse decision as to the priority of our inventions, would undercut our intellectual property position and could ultimately have a negative impact on our sales and financial position.

  We may be required to obtain licenses to patents or other proprietary rights held by third parties. However, these licenses might not be available on acceptable terms, if at all. In that event, we could encounter delays in system or process introductions while we attempt to design around the patents, or we may be unable to continue product development in the particular field. In either case, our competitive position would likely suffer, and our stock price could decline as a result.

Catalytica Combustion Systems' products are in early stages of development and its ability to develop an effective and commercially successful product depends on the cooperative efforts of its strategic partners

  Catalytica Combustion Systems' product XONON, is in the development stage and must be thoroughly tested in gas turbines and integrated by original equipment manufacturers into their gas turbine products before commercialization.*
Whether the XONON system will ultimately be commercially successful, and whether Catalytica Combustion Systems will ultimately be profitable, will depend on a number of factors, including:

  . its ability to overcome technical hurdles associated with the incorporation of XONON into particular gas turbines to provide an effective emissions reduction system
  . willingness of gas turbine manufacturers to incorporate the XONON system in their products
  .  prices and effectiveness of alternative emissions reduction systems
  .  economic conditions in the utilities and power generation sector
  . changes in regulatory requirements, particularly emissions standards governing gas turbines and power generation

  In particular, Catalytica Combustion Systems' ability to complete research and development and introduce XONON systems in the large gas turbine market depends on the continued efforts of General Electric, the world leader in the manufacture of large gas turbines.* Catalytica also must develop and maintain relationships with other gas turbine suppliers to commercially introduce XONON systems in other gas turbine markets.* If any major turbine manufacturers terminate their relationship with Catalytica Combustion Systems, then Catalytica may not be able to complete the development and introduction of the XONON system for that part of the market.

Catalytica Combustion Systems has limited manufacturing and marketing experience and will need to develop these capabilities or find strategic partners to make and sell its products

  Catalytica currently has limited manufacturing capability for its XONON products. Catalytica expects to expand its manufacturing capability, which will require capital expenditures.* Further, to market any of our combustion system products, we must develop marketing capability, either on our own or in conjunction with others. Catalytica may not be able to develop an effective marketing and sales organization or enter into marketing arrangements on acceptable terms.

The GENXON joint venture may require additional funding and may not result in successful products

  Catalytica Combustion Systems' joint venture, GENXON, is not currently profitable and may not become profitable in the future. GENXON might not succeed in developing new combustion systems that will work effectively and economically. Neither joint venture partner is contractually required to make further capital infusions. If Catalytica's partner were to decide not to make additional capital contributions, Catalytica would be faced with the possibility of having to fund the joint venture on its own or find additional sources of financing. In this event, additional financing might not be available on acceptable terms, or at all. As a result, Catalytica's results of operations and financial condition could be adversely affected.

Failure to develop new manufacturing processes will negatively impact Wyckoff's revenues and profitability

  Wyckoff's results of operations depend, to a significant extent, on its ability to successfully develop new manufacturing processes for off-patent products and for new products being developed by branded pharmaceutical companies. After a product loses patent protection, its price tends to decrease over time, which results in pressures on the prices which can be charged by manufacturers of chemical intermediates and bulk actives. If Wyckoff is unable to develop manufacturing processes soon after products are off-patent, or if other manufacturers develop alternative manufacturing processes, Wyckoff would be required to compete with multiple manufacturers and would experience additional pricing pressures in its sale of products to the generic market. With respect to the branded pharmaceutical companies, Wyckoff's ability to develop new manufacturing processes is a competitive advantage which is important in being awarded manufacturing business.* Failure to develop new manufacturing processes in either of these markets may harm Wyckoff's gross margins and financial results.

In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City's gas turbines with the XONON system for a total turnkey price of $700,000. GENXON did not complete the agree upon retrofit and returned the engine to the City in its original state. The parties are currently discussing alternatives to resolve contractual issues related to the project, which resolution is not anticipated to have a material adverse financial impact on Catalytica.*

Interruption of supply of key raw materials could cause delays in meeting product orders, loss of customers and increased costs of production

  We purchase raw materials, primarily chemicals, from suppliers throughout the world. These chemicals range from basic commodities to more sophisticated advanced intermediates. In many instances we use only one supplier to get a volume discount and to ensure the chemicals meet our stringent quality standards. If the supply of a key raw material is interrupted for any reason, this could have an adverse impact on our ability to manufacture a particular active pharmaceutical ingredient or advanced intermediate for our customers. In most situations, there are alternate suppliers throughout the world of any chemical that we require. If there was a significant delay in identifying and qualifying a new supplier or if there are no alternate suppliers, there could be a loss of sales and of customers, and ultimately an increase in the cost of production. Any of these events could have a material adverse effect on our results of operations.

  We do not have a long-term supply agreement with most of our suppliers. We purchase the chemicals on a purchase order basis and forecast our needs based on our customers' requirements. There can be no assurance that such suppliers will continue to make available to us the required raw materials on reasonable terms, if at all. The availability and price of raw materials may be subject to curtailment or change due to limitations that may be imposed under new legislation or governmental regulations, suppliers' allocations to meet demand of other purchasers, interruptions in production by suppliers and other conditions. In addition, raw materials used by us may be subject to significant price fluctuations.* A substantial increase in prices or a continued interruption in supply would have a material adverse effect on our business and results of operations.

If we, our suppliers or our customers do not successfully address the Year 2000 issue, we could experience a significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations

  We use a significant number of computer software programs and operating systems in our internal operations, including applications used in our financial, product development, order management and manufacturing systems. The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems resulting in the interruption of the business operations which they control. This could adversely affect our ability to process orders, forecast production requirements or issue invoices. A significant failure of the computer integrated manufacturing systems, which monitor and control factory equipment, would disrupt manufacturing operations and cause a delay in completion and shipping of products. Moreover, if our critical suppliers' or customers' systems or products fail because of a Year 2000 malfunction, it could impact our operating results.

  Based on currently available information, our management does not believe that the Year 2000 issues related to our internal systems will have a material impact on our financial condition or overall trends in results of operations.*
However, we are uncertain to what extent we may be affected by these matters. A significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations caused by a Year 2000 related issue could result in a material adverse impact on our operating results and financial condition. In addition, it is possible that a supplier's failure to ensure Year 2000 capability would have a negative effect on our results of operations.

Catalytica's charter and bylaws have provisions that may deter or delay a change of control of Catalytica

  Catalytica's certificate of incorporation and bylaws contain certain provisions that could make the acquisition of Catalytica more difficult. These provisions include:

  . advance notice procedures for stockholders to nominate candidates for election as directors of Catalytica
  .  special voting requirements for removal of directors

  . authorization of preferred stock of Catalytica, the powers, preferences and rights of which may be fixed by its board of directors without stockholder approval

  In addition, Catalytica is subject to Section 203 of the Delaware General Corporation Law, which limits transactions between a publicly-held company and "interested stockholders." Interested stockholders generally are those stockholders who, together with their affiliates and associates, own 10% or more of a company's outstanding capital stock. This provision of Delaware law may delay or deter potential acquisitions of Catalytica which may otherwise be in the stockholders' interest.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  In the second quarter of 1998, following the restructuring of the Chase credit agreement, Catalytica entered into a $50.0 million interest rate swap, derivative transaction to reduce Catalytica's exposure to fluctuations in short-term interest rates. This interest rate swap transaction effectively fixed the LIBOR benchmark rate used to calculate Catalytica's borrowing cost at 5.9% for four years on $50.0 million of the debt facilities. Catalytica accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis. In accordance with the accrual method of accounting, Catalytica does not recognize the changes in the derivative's fair value in the financial statements. If the designated debt obligation is extinguished early, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. Any swap agreements that are not designated with outstanding debt or notional amounts, or durations, of interest-rate swap agreements in excess of the principal amounts, or maturities, of the underlying debt obligations would be recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method). Catalytica does not hold or transact in such financial instruments for purposes other than risk management.

  The notional principal amount for the off-balance-sheet instrument provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of Catalytica's exposure to credit or market loss. Catalytica believes its gross exposure to potential accounting loss on this transaction if all counterparties failed to perform according to the terms of the contract, based on then-current interest rates at each date, would have no material financial impact. Catalytica's exposure to credit loss and market risk will vary over time as a function of interest rates.

  The estimate of fair market value of the Company's interest rate swap at December 31, 1998 is $1.3 million based on a price quote obtained from a third party. The amounts ultimately realized upon settlement of the financial instrument, together with the gains and losses on the underlying exposure, will depend on actual market conditions during the remaining life of the instrument.

  With the interest rate swap, which qualifies as an accounting hedge, Catalytica either makes or receives payments on the interest rate differential between 5.9% and the actual interest paid on its debt which has a floating interest rate based on the three-month United States dollar LIBOR rate. As a result, the swap effectively converts $50.0 million of Catalytica's floating-rate debt to a four-year fixed-rate debt. The maturity date for the swap is June 10, 2002. For the year ended December 31, 1998, the receive rate on the swap hedging debt was 5.59%. The pay rate on the swap is 5.9%. The gain or loss on the swap is recognized in net interest expense in the same period as the hedged transaction. The actual incurred loss totaled approximately $87,000 as of December 31, 1998.

  The Company's market risk disclosures set forth above has not changed significantly through the six months quarter ended June 30, 1999.

   PART II - OTHER INFORMATION

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 24, 1999, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) the re-election of the Board of Directors; (2) amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares; (3) amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares; and (4) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

    Proposal 1.   Election of Directors

                Director                  For              Abstain
                --------                  ---              -------
            James A. Cusumano         38,700,824             102,236
            Richard Fleming           38,690,579             112,481
            Alan Goldberg             36,932,245           1,870,815
            Howard I. Hoffen          38,689,727             113,333
            Ricardo B. Levy           38,700,824             102,236
            Ernest Mario              38,701,824             101,236
            John A. Urquhart          38,693,293             109,767

    Proposal 2.  Ratification of Appointment of Independent Auditors

                                                                                   Broker
                                                                                   ------
               For                       Against              Abstain             Non-Vote
              ----                       -------              -------             --------
            38,724,055                   33,113                45,892                0

Item 5.      OTHER INFORMATION

   Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for directors at the Company's 2000 annual meeting of stockholders must provide specified information in writing to the secretary of the Company not less than the ninety (90) days nor more than one hundred twenty
(120) days prior to the first anniversary of the 1999 annual meeting (i.e., June 24, 2000), unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act, as amended.

  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        27.1  Financial Data Schedule
        99.1 Press release regarding definitive agreement to acquire Wyckoff Chemical Inc. issued by Catalytica on July 15, 1999

     (b)       Reports on Form 8-K

   The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

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


Date: August 13, 1999
                                        CATALYTICA, INC.
                                        (Registrant)



                                        By: /s/ Lawrence W. Briscoe
                                            --------------------------------
                                                  Lawrence W. Briscoe
                                               Vice President and Chief
                                                  Financial Officer

                                        Signing on behalf of the
                                        registrant and as principal
                                        financial officer