Form 10-Q
period 1999-09-30
CATALYTICA INC
filed 1999-11-15
CIK 841466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

or

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of November 8, 1999 on a fully diluted basis, reflecting the conversion of the registrant's outstanding Class A and Class B Common Stock into Common Stock, there were outstanding 57,676,730 shares of the registrant's Common Stock. As of November 8, 1999, there were outstanding 32,676,730 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

CATALYTICA, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 1999

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Unaudited Condensed Consolidated Balance Sheets as of September 30, 1999, and December 31, 1998	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended
September 30, 1999, and September 30, 1998	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
1999, and September 30, 1998	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

PART II. OTHER INFORMATION

Item 1. Legal Proccedings
34
Item 6. Exhibits and Reports on Form 8-K	34

Signatures	35

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CATALYTICA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 1999	December 31, 1998
ASSETS
Current assets:
Cash and cash equivalents	$ 52,471	$ 41,269
Short-term investments	5,316	5,193
Accounts receivable, net	27,819	38,610
Accounts receivable from joint venture	222	1,120
Notes receivable from employees	290	282
Inventory:
Raw materials	39,832	40,711
Work in process	43,191	43,119
Finished goods	13,134	12,473

	96,157	96,303
Deferred tax asset	--	2,867

Income tax receivable	3,320	--
Prepaid expenses and other assets	4,314	1,873

Total current assets	189,909	187,517
Property, plant and equipment:
Land	6,530	6,510
Equipment	182,639	159,336
Buildings and leasehold improvements	80,305	73,605

	269,474	239,451
Less accumulated depreciation and amortization	(59,677)	(47,084)

	209,797	192,367
Other assets	2,555	3,177

	$ 402,261	$ 383,061

See accompanying notes.

CATALYTICA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands)

	September 30, 1999	December 31, 1998
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,897	$ 21,749
Accrued payroll and related expenses	18,295	16,800
Deferred revenue	9,164	4,479
Other accrued liabilities	20,384	8,222
Current portion of long-term debt	10,910	15,500
Income taxes payable	303	3,906
Deferred tax liability	453	--

Total current liabilities	75,406	70,656

Long-term debt	68,279	73,461
Non-current deferred revenue	979	2,181
Other long-term liabilities	1,521	382
Deferred tax liability	2,598	2,358
Minority interest	41,000	41,000
Class A and B common stock	97,079	97,079

Stockholders' equity:
Common stock	32	32
Additional paid-in capital	108,499	106,304
Deferred compensation	(187)	(281)
Accumulated earnings (deficit)	7,225	(9,771)
Dividends	(170)	(340)

Total stockholders' equity	115,399	95,944

	$ 402,261	$ 383,061

See accompanying notes.

.

CATALYTICA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues:
Product sales	$ 92,031	$ 91,099	$ 295,747	$ 289,910
Research and development contracts	6,434	3,813	16,748	9,513

Total revenues	98,465	94,912	312,495	299,423
Costs and expenses:
Cost of product sales	77,594	71,038	235,457	233,754
Research and development	11,200	9,127	30,140	23,161
Selling, general and administrative	6,781	6,469	20,283	15,878

Total costs and expenses	95,575	86,634	285,880	272,793

Operating income	2,890	8,278	26,615	26,630

Interest income	769	672	2,106	2,227
Interest expense	(2,230)	(2,178)	(6,404)	(7,491)
Loss on joint ventures	(158)	(745)	(1,132)	(3,052)

Income before income taxes	1,271	6,027	21,185	18,314

Provision for income taxes	167	(567)	(3,849)	(1,954)

Net income	$ 1,438	$ 5,460	$ 17,336	$ 16,360

Net income per share:
Basic	$ 0.02	$ 0.10	$ 0.30	$ 0.29

Diluted	$ 0.02	$ 0.08	$ 0.25	$ 0.24

Number of shares used in computing net
income per share:
Basic	57,639	57,196	57,544	57,074

Diluted	64,067	63,476	63,867	63,264

See accompanying notes.

CATALYTICA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash and cash equivalents
(in thousands)

	Nine Months Ended September 30,
	1999	1998
Cash flows from operating activities:
Net income	$ 17,336	$ 16,360
Adjustments to reconcile net income to net cash provided by operating activity:
Depreciation and amortization	13,495	11,666
Deferred income taxes	3,560	225
Losses in joint ventures	1,133	3,052
Changes in:
Accounts receivable	10,791	(14,178)
Accounts receivable from joint venture	898	944
Inventory	146	15,611
Income tax receivable	(3,320)	--
Prepaid expenses, and other current assets	(2,115)	592
Accounts payable	(5,852)	(7,373)
Accrued payroll and related expenses	1,495	8,394
Deferred revenue	3,483	(1,291)
Other accrued liabilities	9,698	(2,086)

Net cash provided by operating activities	$ 50,748	$ 31,916
Cash flows from investing activities:
Purchases of investments	$(19,714)	$(28,906)
Maturities of investments	19,781	36,089
Investment in joint ventures	(1,133)	(3,052)
Disposition of property and equipment	134	190
Acquisition of property and equipment	(30,527)	(23,573)
Proceeds from sale of property and equipment	3	--
Dividends paid	(170)	(255)

Net cash used in investing activities	$(31,626)	$(19,507)
Cash flows from financing activities:
Net receipts on (issuance of) notes receivable from employees	$ (343)	$ 1,244
Additions to debt obligations	7,247	2,153
Payments on debt obligations	(17,019)	(51,133)
Minority investment	--	30,000
Issuance of stock, net of issuance costs	2,195	1,710

Net cash used in financing activities	$(7,920)	$(16,026)

Net increase (decrease) in cash and cash equivalents	11,202	(3,617)
Cash and cash equivalents at beginning of period	41,269	34,032

	$ 52,471	$ 30,415
Cash and cash equivalents at end of period

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and the information in the Company's Current Report on Form 8-K filed on October 1, 1999.

     On September 20, 1999, the Company acquired Wyckoff Chemical Company, Inc. ("Wyckoff "). At the completion of the merger, Wyckoff became a wholly owned subsidiary of the Company. The Wyckoff merger was accounted for as a pooling of interests for financial reporting purposes in accordance with generally accepted accounting principles. Catalytica exchanged 4,029,813 shares of its common stock and reserved 32,962 shares for Wyckoff options assumed by the Company. Merger related expenses of $0.3 million and $1.1 million were recorded in the second and third quarters of fiscal 1999, respectively. There were no transactions between Wyckoff and Catalytica prior to the combination and no significant adjustments were necessary to conform Wyckoff's accounting policies.

     Wyckoff's results of operations for the three and nine months ended September 30, 1999, has been combined with Catalytica's results of operations for the three and nine months ended September 30, 1999. The condensed consolidated financial statements for the three and nine months ended September 30, 1998, have been restated to include the financial position, results of operations and cash flows of Wyckoff on the same periods as those presented for Catalytica.

     Combined and separate unaudited results of Catalytica and Wyckoff for the periods prior to the acquisition were as follows (in thousands):

	1999	1998
Total revenues January thru June:
Catalytica	$192,483	$188,211
Wyckoff	21,547	16,300
Combined revenues July thru September:	98,465	94,912

Total revenues for the nine months ended	$312,495	$299,423

Net income January thru June:
Catalytica	$ 13,447	$ 9,284
Wyckoff	2,451	1,616
Combined net income July thru September:	1,438	5,460

Total net income for the nine months ended	$ 17,336	$ 16,360

2.	Reclassification

To more clearly reflect its investment in research and development ("R&D") activities, the Company reclassified approximately $2.4 million and $5.5 million from cost of sales to R&Dcosts for the three and nine months ended September 30, 1998, to conform to the current period presentation. In addition, the Company has reclassified $1.7 million and $3.2 million of related product sales to research revenues for the three and nine months ended September 30, 1998, respectively, to conform to the current period presentation.

3.	Earnings per share

     Earnings per share is presented in accordance with Financial Accounting Standards Board ( "FASB") Statement of Financial Accounting Standards (" SFAS") No. 128, "Earnings Per Share" ("EPS" ). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. Weighted average shares outstanding includes Class A and B common shares as Class A and B common stock are convertible into an equal number of shares of common stock. The periods presented herein have been adjusted to reflect the calculation of EPS in accordance with SFAS No. 128.

     A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

(in thousands, except per share amounts)	Three months ended September 30,	Nine months ended September 30,

	1999	1998	1999	1998
Numerator:
Numerator for basic earnings per share:
Income available to common shareholders	$ 1,438	$ 5,460	$ 17,336	$ 16,360
Less: Reduction of Catalytica
Pharmaceuticals income attributable to
holders of subsidiary stock options	(181)	(463)	(1,297)	(1,134)

	$ 1,257	$ 4,997	$ 16,039	$ 15,226
Numerator for diluted earnings per share
Denominator:
Denominator for basic earnings per share:
	57,639	57,196	57,544	57,074
Weighted-average shares
Effect of dilutive securities:
Catalytica, Inc. employee stock options	901	1,016	871	965
Catalytica Pharmaceuticals, Inc.
Convertible Preferred Stock	1,794	1,668	1,775	1,681
Catalytica Pharmaceuticals, Inc.
Convertible Junior Preferred Stock	605	563	599	567
Catalytica Combustion Systems, Inc.
Convertible Preferred Stock	2,853	2,645	2,837	2,664
Catalytica, Inc. warrants issued to Glaxo
Wellcome, Inc.	275	388	241	313

Dilutive potential common shares	6,428	6,280	6,323	6,190
Denominator for diluted earnings per share:
Adjusted weighted-average shares and
assumed conversions	64,067	63,476	63,867	63,264

Basic earnings per share	$ 0.02	$ 0.10	$ 0.30	$ 0.29

Diluted earnings per share	$ 0.02	$ 0.08	$ 0.25	$ 0.24

4. Impact of recently issued accounting standards

Segment Disclosures  The Company operates primarily in the pharmaceuticals and combustion systems industries. The Company has determined its reportable operating segments based upon how the business is managed and operated. Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems" ) operate as independent subsidiaries of the Company with their own sales, research and development, and operations departments. Each subsidiary manufactures and distributes distinct products with different production processes. As such, the following table discloses revenues, operating income, and identifiable assets for the above named operating segments. Catalytica Advanced Technologies, Inc. ("Advanced Technologies") is combined with Corporate operations as it does not meet the requirements for separate disclosure. As a result of the Wyckoff merger, Wyckoff's operations and assets have been included in Catalytica Pharmaceuticals for the purpose of segment disclosure.

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998

Revenues
Catalytica Pharmaceuticals	$97,684	$93,153	$310,329	$294,233
Combustion Systems	549	939	1,060	2,263
Corporate and other subsidiary	232	820	1,106	2,927

Total revenues	$98,465	$94,912	$312,495	$299,423

	Three months ended September 30,		Nine months ended September 30,
(In thousands)

	1999	1998	1999	1998

Operating Income
Catalytica Pharmaceuticals	$ 5,425	$ 9,826	$ 33,189	$ 30,025
Combustion Systems	(2,202)	(637)	(4,961)	(1,909)
Corporate and other subsidiary	(333)	(911)	(1,613)	(1,486)

Total operating income	$ 2,890	$ 8,278	$ 26,615	$ 26,630

(In thousands)	September 30, 1999	December 31, 1998
Identifiable Assets
Catalytica Pharmaceuticals	$356,331	$335,929
Combustion Systems	21,900	27,402
Corporate and other subsidiary	24,030	19,730

Total assets	$402,261	$383,061

5. Financial instruments

     For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale (none at September 30, 1999) are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase that are planned to be held-to-maturity ($5.3 million at September 30, 1999) and investments with maturities greater than three months that are available-for-sale (none at September 30, 1999). All investments at September 30, 1999, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the intent and ability to hold the investments to maturity.

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

     The Company recognizes revenue under the Original Supply Agreement with Glaxo Wellcome and the amendments thereto based upon the minimum revenues stipulated. All product revenues are recorded upon shipment. During the three and nine months ended September 30, 1999, the Company recorded $67.7 million and $207.6 million, respectively, of revenue derived from sales to Glaxo Wellcome.

     As of September 30, 1999, a receivable in the amount of $12.5 million was outstanding from Glaxo Wellcome.

8. Debt

     As of September 30, 1999, nothing was outstanding under the senior secured revolving facility (" Revolving Debt Facility") and $61.25 million was outstanding under the senior secured term loan facility ("Term Debt Facility").

     The credit agreement covering the Revolving Debt Facility and the Term Debt Facility, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity and implements restrictions on the Company's ability to declare and pay dividends. In addition, the credit agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At September 30, 1999, the Company and Catalytica Pharmaceuticals were in compliance with the covenants.

     As of September 30, 1999, Wyckoff had $6.8 million outstanding in variable rate demand notes, $7.2 million outstanding under its revolving secured term loan agreement, and $1.3 million in outstanding borrowing under its working capital line-of-credit. In addition, Wyckoff had a $9.0 million interest rate swap derivative transaction to reduce its exposure to fluctuations in short-term interest rates.

     On November 1, 1999, the Company repaid all of Wyckoff's current and long-term debt of $16.1 million. The repayment included $0.8 million of additional borrowing by Wyckoff in October of 1999. Concurrent with the repayment of Wyckoff's debt agreements, the Company closed out the interest rate swap agreement and recognized a $178,000 gain.

9. Joint ventures

     GENXON Power Systems, LLC

     During the three months ended September 30, 1999, Combustion Systems recognized its share of GENXON losses totaling $0.2 million, which represents its capital contribution during this period. During the nine months ended September 30, 1999, Combustion Systems recognized its share of GENXON losses totaling $1.1 million. Losses on the joint venture are recognized in the results of operations.

     As of September 30, 1999, an account receivable for $54,000 existed from the joint venture for costs incurred by Combustion Systems. Accordingly, these costs have not been included in the consolidated entity.

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

     As of September 30, 1999, an account receivable for $168,000 existed from the joint venture for costs incurred by Advanced Technologies. Accordingly, these costs have not been included in the consolidated entity.

10. Income taxes

     The Company recorded an income tax benefit for the three months ended September 30, 1999, at an effective tax rate equal to 13% of pretax income. The provision for income taxes for the nine months ended September 30, 1999, was an effective tax rate of 18%. For the three and nine months ended September 30, 1998, the provision for income taxes was 9% and 11%, respectively. The increase in the estimated annual effective tax rate is primarily due to the Company's increased profitability which is expected to result in its income in the current year exceeding the limit of federal net operating losses currently available from prior years.

11. Subsequent Event

     In the fourth quarter of 1999, the Company signed a fourth amendment to the Original Supply Agreement to continue production of certain products at the Greenville Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties including but not limited to those statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates" , "expects", and words of similar import, regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors " and elsewhere in this Report. The Company undertakes no obligation to update publicly any forward looking statements to reflect new information, events or circumstances after the date of this release or to reflect the incurrence of unanticipated events.

Overview

     Catalytica, Inc. ( "Catalytica" or "the Company") builds business in high growth industries where its technologies optimize manufacturing and solve environmental problems. To enhance its market focus, and increase flexibility for strategic financial arrangements and business partnerships, the Company has created three operating subsidiaries: Catalytica Pharmaceuticals, Inc. ( "Catalytica Pharmaceuticals"), Catalytica Combustion Systems, Inc. ("Combustion Systems"), and Catalytica Advanced Technologies, Inc. ("Advanced Technologies").

     On September 20, 1999, pursuant to an Agreement and Plan of Reorganization dated July 14, 1999, the Company acquired Wyckoff Chemical Company, Inc., a Michigan corporation ("Wyckoff"), which develops, manufactures and markets a broad range of active pharmaceutical ingredients and advanced fine chemical ingredients. At the completion of the acquisition, Wyckoff became a wholly owned subsidiary of the Company. Wyckoff sells its products and custom synthesis services to pharmaceutical companies that sell both branded and generic products, as well as to cosmetic companies and other fine chemical end-users. Wyckoff's principal executive offices are located in South Haven, Michigan.

     Under the terms of the acquisition, the Company exchanged 4,029,813 shares of its common stock for all of the Wyckoff outstanding common stock. Additionally, the Company converted options to purchase approximately 32,962 shares of Wyckoff common stock into approximately 466,674 options to purchase shares of the Company's common stock. The condensed consolidated financial statements for the three and nine month periods ended September 30, 1999 and 1998 have been restated to combine the operation of Catalytica and Wyckoff as of the beginning of each period presented.

Results of Operations

     Net revenues for the three and nine months ended September 30, 1999, increased by 3.7% and 4.3%, respectively, when compared with the revenues in the same periods in fiscal 1998, primarily due to an increase in research revenues. Product sales increased by 1.0% and 2.0%, respectively, during the three and nine months ended September 30, 1999, when compared with the same periods for 1998, despite a two-week closure of the Greenville, North Carolina facility in September, 1999, as a result of Hurricane Floyd. For the three and nine months ended September 30, 1999, product sales attributable to Glaxo Wellcome declined in accordance with scheduled volume reductions in certain products under the Glaxo Wellcome supply agreement and some change in product mix. The decline in product sales attributable to Glaxo Wellcome was largely offset by continued expansion of sales to Warner Lambert and other new and existing customers.

     During the nine months ended September 30, 1999, 66% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 41% were derived from sales to Glaxo Wellcome under the original supply agreement. During the same period in 1998, 81% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 78% were derived from sales to Glaxo Wellcome under the original supply agreement. During the quarter ended September 30, 1999, 69% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 44% were derived from sales to Glaxo Wellcome under the original supply agreement. During the quarter ended September 30, 1998, 81% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 76% were derived from sales to Glaxo Wellcome under the original supply agreement. As part of the original supply agreement and amendments to the original supply agreement, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. If the minimum level of revenues exceeds amounts billed at the time of product shipments, Catalytica receives additional payments from Glaxo Wellcome which help offset fixed manufacturing costs associated with manufacturing capacity reserved for Glaxo Wellcome as required in the supply agreement. See Note 7 to Notes to Catalytica's Consolidated Financial Statements.

     Research and development ("R&D")revenues increased by 69% and 76%, respectively, for the three and nine months ended September 30, 1999, when compared with the same periods for 1998, due to an increase in new R&Dpartners and related funded R&D activities at Catalytica Pharmaceuticals. However, this increase in R&Drevenue was partially offset by a decrease in Combustion Systems' R &Drevenue for the three and nine months ended September 30, 1999, when compared to the same periods in 1998, primarily due to a decrease in external research funding in 1999, as well as a $0.5 million technology milestone payment from GENXON to Catalytica Combustion Systems in the second quarter of 1998. The increase in R &Drevenue was also partially offset by a decrease in Advanced Technologies' R&D revenue as it decreased its emphasis on contract research and focused its efforts on development of new technologies through joint ventures. The Company's R&Drevenues are expected to increase further in the fourth quarter of 1999, as the Company continues to expands its R&D efforts and signs new contracts with new and existing customers, especially in the pharmaceutical business.

     Cost of sales increased 9.2% for the third quarter of 1999 when compared to the same period in 1998, which corresponds to a 1% increase in product sales. This increase in cost of sales reflects the impact of Hurricane Floyd and a change in the product mix. The resulting decline in gross margins reflects fixed operational costs that could not be offset by production of products during the temporary closure of the Company's Greenville facility as a result of the hurricane. Cost of sales increased 1% for the first nine months of 1999, when compared to cost of sales in the same period in 1998, which corresponds to an increase of 2% of product sales. While there had been an improvement in the year to date margin due to improved manufacturing efficiencies, these efficiencies were largely offset by the impact of Hurricane Floyd expenditures in the third quarter of 1999. Margins on pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors, including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new productions runs, and numerous other variables present in the pharmaceutical manufacturing environment.

     Research and development expenses increased 23% and 30%, respectively, for the three and nine months ended September 30, 1999, as compared to R&D expenses in the same periods in 1998. This increase in R&D expenses corresponds to an increase in R&Dincome attributable to increased staffing and associated R&Dexpenses at the Greenville Facility which is expanding the R&Dservices it provides with respect to both chemical process and formulation development. These activities are important as the Company continues to obtain new R&Dcustomers who are becoming a meaningful source of revenues. The increase in R &Dexpenditures was also impacted by a shift in R&Dspending from the GENXON joint venture back to Combustion Systems. Beginning in the second half of 1996 through the end of the second quarter of 1999, a significant portion of Combustion Systems' research activity was financed through and allocated to the GENXON joint venture. Upon the completion of the prototype development of the Kawasaki KHI development program in June of 1999, the funding of the subsequent testing program was shifted back to Catalytica. In addition, the increase in R&Dexpenses was offset by slightly lower R&Dexpenses in Advanced Technologies due to a shift in emphasis from contract research to development of new technologies through joint ventures. The Company's R&D expenses are expected to continue to grow in the future as the Company continues to invest in its R&Dcapabilities, especially in Catalytica Pharmaceuticals.

     Selling, general and administrative expenses increased 5% and 28%, respectively, for the three and nine months ended September 30, 1999, compared with the same periods in 1998. SG&Aexpenses increased primarily because of costs associated with the Wyckoff merger, as well as expenditures for sales and marketing personnel for the Greenville facility. SG &Aexpenses have also increased in Combustion Systems as it focuses on commercialization of the XONON technology.

     Interest income increased by 14% and decreased 5%, respectively, for the three and nine months ended September 30, 1999, when compared to the same periods in 1998. The increase in interest in the third quarter of 1999 when compared to 1998, is due to higher average cash balances resulting from cash generated through operating activities and increases in working capital at Catalytica Pharmaceuticals. The decrease in interest income for the first nine months of 1999 as compared to the same period in 1998 is primarily due to lower average cash balances in 1999 attributable to payments on the Chase credit agreement, internal funding of Combustion System's XONON technology, payments of employee incentive bonuses, and quarterly estimated tax payments in the first two quarters of 1999. In the first quarter of 1998, Enron Ventures Corporation invested $30.0 million in Combustion Systems. The Enron cash investment has restrictions related to its use such that these funds cannot be used by other Catalytica subsidiaries such as Catalytica Pharmaceuticals. Interest income is expected to decrease in the remainder of 1999 as a result of the Company's utilization of cash for the Wyckoff debt extinguishment. See Note 8.

     Interest expense increased 2% and decreased 15%, respectively, for the three and nine months ended September 30, 1999, when compared to the same periods in 1998. The decrease in interest expense at September 30, 1999, is attributable to a reduction of approximately $9.0 million of the Company's debt, when compared to September 30, 1998. This reduction reflects early debt payments on the Chase Credit Facility of $13.75 million, which was partially offset by approximately $4 million of additional borrowing by Wyckoff. On November 1, 1999, the Company repaid all of Wyckoff's current and long-term debt of $16.1 million. As a result, interest expense is expected to continue to decrease somewhat during the remainder of 1999.

     During the three months ended September 30, 1999, Combustion Systems recognized its share of GENXON losses totaling $0.2 million, which represents its capital contribution during this period. During the nine months ended September 30, 1999, Combustion Systems recognized its share of GENXON losses totaling $1.1 million. During the three months ended September 30, 1998, Combustion System's share of GENXON's losses was $0.75 million. During the nine months ended September 30, 1998, Combustion System's share of GENXON's losses was $3.1 million. Losses on the joint venture are recognized in the results of operations. As Combustion Systems shifts its attention from the retrofit market to the turbine market its investment in the GENXON joint venture has declined during 1999. The reduction in GENXON losses during 1999 also reflects a shift from development activities related to the retrofit of XONON to less costly activities related to durability testing of XONON. It is also partially due to an increase in research revenue related to a California Energy Commission grant. In the third quarter of 1999, GENXON completed its prototype development of the Kawasaki combustor unit, and funding of the durability testing was shifted back to Combustion Systems. The reduced level of the Company's investment in GENXON is expected to continue throughout 1999.

     The Company recorded an income tax benefit of $0.2 million for the three months ended September 30, 1999, at an effective tax rate equal to 13% of pretax income. The income tax benefit in the third quarter of 1999 is attributable to the impact of Hurricane Floyd on the Company's third quarter financial results. The Company recorded a provision for income taxes of $0.6 million for the three months ended September 30, 1998, at an effective tax rate of 9%. The provision for income taxes was $3.8 million for the nine months ended September 30, 1999, at an effective tax rate of 18%, compared with $2.0 million in the corresponding period in 1998 at an effective tax rate of 11%. The slight increase in the estimated annual effective tax rate is primarily due to the Company's increased profitability which is expected to result in its income in the current year exceeding the limit of federal net operating losses currently available from prior years. The Company's effective tax rate is expected to continue to be approximately 18% throughout 1999. In the following year, if the Company continues to be profitable, the effective tax rate will increase further.

Year 2000 Computer Systems Compliance

     Many computer systems, software and electronic products require valid dates to work acceptably but are coded to accept only two-digit entries in the date code field. These systems will need to be changed to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next three months, computer systems, software ("IT Systems") and other equipment, such as telephones, office equipment and manufacturing equipment used by Catalytica, may need to be upgraded, repaired or replaced to comply with "Year 2000" and "leap year " requirements. Catalytica's existing systems are not yet completely Year 2000 compliant. As a result, Catalytica is continuing to modify the systems.

     Catalytica has conducted an internal review of most of its internal systems, including inventory, manufacturing, planning, finance, human resources, payroll, automation, laboratory and embedded systems. The systems affected by the Year 2000 problem are divided into the following three categories:

  Business Information Technology Systems are any mainframe, midrange or PC-based computer system used in corporate operations. These systems generally involve application code supported by internal staff.

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

     The chart below shows Catalytica's status of compliance at September 30, 1999 and internal target dates for compliance. Catalytica has prioritized the remediation effort to fix critical business systems first, non-critical systems second and cosmetic changes to reports and displays last. We believe that key critical business systems, such as financial systems (general ledger, purchasing, accounts payable, accounts receivable, and fixed assets) and material requirements planning systems, are currently 100% compliant. We expect remaining critical and non-critical business systems to be completed in the fourth quarter of 1999 and cosmetic changes to reports and displays to be completed in the fourth quarter of 1999.

     Year 2000 Status as of September 30, 1999

Resolution Phases

Exposure Type	Assessment	Remediation	Testing	Implementation

Business Information Technology Systems	100% Complete	100% Complete	92% Complete	82% Complete

Expected Completion			November 1999	December 1999

Manufacturing Automation Systems	100% Complete	100% Complete	98% Complete	97% Complete

Expected Completion			November 1999	November 1999

Embedded Systems	100% Complete	100% Complete	99% Complete	99% Complete

Expected Completion			November 1999	November 1999

     Assessment of potential problems in business information technology systems, manufacturing automation systems, and embedded systems is complete. Testing and remediation of business information technology systems, manufacturing automation systems and embedded systems is in progress. Catalytica anticipates successful completion of all phases of these efforts during 1999.

     As part of Catalytica's review to assure Year 2000 compliance, it has formed a task force to oversee Year 2000 and leap year issues. The task force has reviewed all IT Systems and non-IT Systems that have not been determined to be Year 2000 and leap year compliant and has identified and begun implementation of solutions to ensure compliance. Remediation of problems discovered will be accomplished through internal efforts, vendor upgrades, and replacement or decommissioning of obsolete systems and equipment. External and internal costs associated with these efforts are expected to reach $7.3 million. In conjunction with the purchase of the Greenville facility, Glaxo Wellcome has agreed to reimburse Catalytica for $4.0 million of these costs. As of September 30, 1999, Catalytica has spent $6.9 million on costs associated with the Year 2000 effort, of which $4.0 million has been reimbursed by Glaxo Wellcome. Costs related to Year 2000 remediation are not expected to have a material effect on Catalytica's results of operations or financial condition.

     Catalytica has contacted its major customers, vendors and service suppliers whose systems failures potentially could have a significant impact on Catalytica's operations, to verify their Year 2000 readiness to determine Catalytica's potential exposure to Year 2000 issues. Catalytica has been informed by 100% of its major customers, vendors and service suppliers that they expect to be Year 2000 compliant by the year 2000.

     Any failure of these third parties' systems to achieve timely Year 2000 compliance could have a material adverse effect on Catalytica's business, financial condition, results of operation and prospects. Year 2000 problems could affect many of Catalytica's production, distribution, plant equipment, and financial and administrative operations. Systems critical to the business that have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications.

     As part of contingency planning, Catalytica is developing procedures for those areas that are critical to its business. These plans will be designed to mitigate serious disruptions to the business beyond the end of 1999. The major efforts in contingency planning occurred in the first half of 1999. Based on current plans and efforts to date, Catalytica does not anticipate that Year 2000 problems will have a material effect on the results of operations or financial condition.

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

     Failure to provide Year 2000 and leap year compliant business solutions to customers or to receive business solutions from suppliers could result in liability to Catalytica or otherwise have a material adverse effect on the business, results of operations, financial condition and prospects. Catalytica could be affected through disruptions in the operation of the enterprises with which it interacts or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite Catalytica's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of the business or have a material adverse effect on business, results of operations or financial condition. See "Risk Factors- If we, our suppliers or our customers do not successfully address the Year 2000 issue, we could experience a significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations."

Liquidity and Capital Resources

     Total cash, cash equivalents and short-term investments increased from $46.5 million to $57.8 million for the nine months ended September 30, 1999, when compared with December 31, 1998. The increase largely reflects cash generated through normal operating activities, partially offset by investments in property and equipment and, a $13.75 million early payment on the Chase credit agreement. The Company expects to spend approximately $40 to 45 million during 1999 for capital expenditures, primarily at the Catalytica Pharmaceuticals and Wyckoff facilities. Because of the Company's cash position of $57.8 million (including short-term investments), the Company's available line of credit of $100 million as of September 30, 1999, and the anticipated cash flow from operations in 1999, the Company believes that it has adequate funds to meet its working capital needs and debt repayment obligations for at least the next 12 months.

     On November 1, 1999, the Company repaid all of Wyckoff Chemical Company's current and long-term debt of $16.1 million.

     In the second quarter of 1998, the Company entered into a $50 million interest rate swap agreement to reduce the Company's exposure to fluctuations in short-term interest rates. This agreement effectively fixed the LIBOR benchmark rate used to calculate the Company's borrowing cost at 5.90% for 4 years on $50 million of the term debt facility. In October 1998, Wyckoff also entered into a $9.0 million interest rate swap derivative transaction to reduce its exposure to fluctuations in short-term interest rates associated with the Wyckoff debt agreement. On November 1, 1999, concurrent with the repayment of Wyckoff debt agreements, the Company closed out this interest rate swap agreement and recognized a $178,000 gain. The Company accounts these agreements as a hedge and accrues the interest rate differential as interest expense on a monthly basis. The Company does not hold or transact in such financial instruments for purposes other than risk management.

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

Our quarterly operating results may fluctuate and we may be unable to maintain profitability

     Catalytica's operating results have fluctuated significantly in the past and we expect that the results of the combined company will continue to vary from quarter to quarter. In particular, our quarterly results may fluctuate and our profitability may suffer as a result of:

  loss or reductions of orders from an important customer, such as Glaxo Wellcome delays in availability or increases in costs of raw materials from our suppliers increased price competition or reductions in the prices that we are able to charge the amount and timing of payments and expenses under development and production contracts changes in demand for the pharmaceuticals sold by our customers new product introductions or delays in product introductions by our customers or their competitors size and timing of receipt of orders for and shipments of pharmaceutical products changes in product mix

  operating efficiencies in manufacturing operations
  seasonality in demand for our products
  general business conditions in our markets, particularly in the pharmaceutical sector major events such as Hurricane Floyd, which required closure of the Greenville facility for two weeks

     As a result of these and other factors, quarter-to-quarter comparisons of our historical results of operations are not good indicators of future performance. If our future operating results are below the expectations of stock market analysts, or if we are unable to remain profitable, our stock price may decline.

We depend on a single customer for a large portion of our revenues, and a reduction in the level of business with this customer could seriously harm our business

     A single customer, Glaxo Wellcome, accounts for a large percentage of Catalytica's revenues. In 1998, Glaxo Wellcome accounted for approximately 86% of Catalytica's total revenues. In the nine months ended September 30, 1999, Glaxo Wellcome accounted for approximately 66% of Catalytica's total revenues, of which 41% related to business under the original supply agreement and 25% related to new business Catalytica has negotiated with Glaxo Wellcome since its acquisition of the Greenville facility. Catalytica's top five customers collectively accounted for approximately 83% of its revenues for the nine months ended September 30, 1999. Even though the portion of our revenues attributable to Glaxo Wellcome is expected to decline over time, we anticipate that sales to Glaxo Wellcome will continue to account for a significant portion of our revenues for the foreseeable future. Our business would be seriously harmed if we lost Glaxo Wellcome as a customer or suffered a large reduction in orders from Glaxo Wellcome.

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

We may be held responsible for product liability claims and may be unable to obtain sufficient product liability insurance

     As a pharmaceutical and pharmaceutical intermediate manufacturer, we could experience product liability claims for products we manufacture if we do not meet customer specifications. Our customers generally agree to indemnify us with respect to potential liability claims, other than claims related to our failure to meet customer specifications.

     We have product liability insurance but cannot guarantee that we will be able to obtain sufficient levels of product liability insurance on acceptable terms in the future. If we are held responsible for product liability and do not have adequate insurance or are not properly indemnified, then our results of operations could be harmed. Also, under the original Glaxo Wellcome supply agreement, Catalytica Pharmaceuticals is obligated to maintain $100.0 million of product liability insurance. If Catalytica Pharmaceuticals does not meet this requirement, Glaxo Wellcome may terminate the supply agreement, which would have a negative impact on our financial results.

Compliance with current Good Manufacturing Practices regulations is costly and time-consuming, and our failure to comply could lead to delays in filling product orders and loss of sales revenues

     Our pharmaceutical production facilities must comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations as well as international regulatory requirements. Additionally, some of our customers require us to adhere to certain additional manufacturing standards specific to their companies. Compliance with cGMP regulations as well as other company-specific specifications requires us to expend time, money and effort to maintain precise records and quality assurance. Failure to maintain satisfactory cGMP compliance could have a significant adverse effect on our ability to continue to manufacture and sell our products and, in the most serious cases, could result in the seizure or recall of products, injunction and/or civil fines, and such action could be taken with little or no notice.

     Our facilities are subject to routine inspection by the FDA and other international regulatory authorities for compliance with cGMP requirements and other applicable regulations. As such, the Greenville facility has had a total of four regulatory inspections so far this year. Three of them resulted in a satisfactory assessment by the regulatory agency. One of the inspections, of our chemical manufacturing facility which took place during the week of June 28, 1999, resulted in the issuance by the FDA of an FDA Form 483, which detailed specific areas where the FDA inspectors observed that we were not in full compliance with certain regulatory requirements. Corrective action addressing all identified observations were initiated immediately, and we have been engaged in extensive dialog with the FDA Atlanta District Office. Although Catalytica is in the process of implementing an aggressive corrective action plan to address the FDA's concerns, the FDA District Office issued a Warning Letter notifying us that until it determines that the required corrections are adequate, it will recommend disapproval of New Drug Applications, Abbreviated New Drug Applications, and export certificates filed by us or by third parties that contain new active pharmaceutical ingredients supplied by our Greenville Chemical Manufacturing Operations. Catalytica has put additional interim control measures in place for all current active pharmaceutical ingredients manufactured at the Greenville Chemical Manufacturing Operations to ensure that all products continue to meet applicable standards of quality, purity, and potency. Discussions are underway with the FDA to ensure satisfactory resolution of the agency's concerns regarding the Greenville Chemical Manufacturing Operations. While we believe that we will be able to satisfy the outstanding issues with the FDA, there can be no assurance that the FDA will deem our corrective actions to be adequate and that additional corrective actions, not addressed in the form 483, will not be required.

Our operations must comply with environmental regulations, and any failure to comply could result in extensive costs which would harm our business

     Our research, development and manufacturing activities involve the use, storage, transportation and disposal of many hazardous chemicals and are subject to regulations governing air pollution and wastewater treatment. As a result, our activities are subject to extensive federal, state and local laws and regulations, some of which have recently changed. For example, in 1998, the United States Environmental Protection Agency, or EPA, issued new regulations for the pharmaceutical industry requiring the installation of "maximum achievable control technology " for hazardous air pollution sources and additional pretreatment systems for wastewater discharges. We currently are evaluating the potential impact of these regulations on our operations and we believe that these new regulations may require us to make large cash expenditures. These and any other new regulatory changes could result in renovations, improvements or other cash expenditures to bring our facilities and operations into compliance. A failure to comply with present or future environmental laws could result in:

  imposition of injunctions or orders to stop production and operations payment of fines, costs of remediation or damages
  restrictions on expansion of operations
  other expenditures as required to comply with environmental requirements

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

     The Wyckoff manufacturing site is listed under Michigan law as a site with soil and groundwater contamination. Environmental assessments conducted on the Wyckoff property have identified soil contamination by volatile organic compounds and heavy metals. We are legally liable under federal and state law for the remediation of these areas of contamination. In addition, risks of environmental costs and liabilities are inherent in plant operations and products produced by Wyckoff. Wyckoff's ongoing operations could cause additional contamination which could harm our business, results of operations and financial condition.

Environmental regulations may delay the commercialization of Catalytica's catalytic combustion systems or increase the costs of bringing products to market

     The enactment and enforcement of environmental regulations at the federal, state and local levels will strongly influence the demand for emissions reduction systems, and thus will affect the rate at which industrial companies adopt Catalytica's catalytic combustion systems. As a result, Catalytica's revenues will depend, in part, on the environmental standards that government authorities adopt for reducing emissions (including emissions of nitrogen oxide) addressed by its products. Government authorities may revise existing regulations in a manner that could diminish demand for Catalytica's products. Moreover, new regulations may impose requirements that are not be met by Catalytica's products or may necessitate costly redevelopment or modification of its products. Also, certain industries or companies may seek to delay the implementation of existing or new regulations, or acquire emissions credits from other sources, which would delay or eliminate their need to purchase emissions reduction products. If any of these circumstances arise, Catalytica may not realize the expected returns on its investment in the catalytic combustion business.

Some of Catalytica's manufacturing facilities are underutilized, and this underutilization may harm our operating results

     Currently, Catalytica's pharmaceutical production and sterile production facilities at its Greenville, North Carolina facility are not fully utilized. To utilize its manufacturing resources fully, Catalytica must continue to successfully obtain new pharmaceuticals customers, expand business with existing customers and obtain necessary regulatory approvals for production of new products. As a result of reductions in the level of business attributable to Glaxo Wellcome and the long lead times required to obtain regulatory approvals to manufacture at our pharmaceutical and sterile production facilities, if we are to fully utilize our pharmaceutical and sterile production facilities, we must continue to enter agreements for additional business far enough in advance of production to obtain required regulatory approvals. If we are unable to do these things, our pharmaceutical and sterile production facilities will remain underutilized, and this may harm our operating results.

Our success depends on the ability of our customers to develop new pharmaceutical products and obtain required regulatory approvals for those products

     The success of our pharmaceutical production operations depends on receiving orders from our customers for the production of active ingredients, intermediates, and pharmaceutical products in finished dosage form. The clinical development, testing and sales of these products is subject to regulation by the FDA and other regulatory authorities in the United States and abroad. As a result, we depend on our customers to both develop new pharmaceutical products and obtain the required regulatory approvals. If our customers are unable to develop new products or obtain required approvals, our pharmaceutical production facilities may be underutilized and our results of operations may be harmed.

Ownership of Catalytica's stock is concentrated in one owner, and this owner may prevent or delay a change of control of Catalytica or otherwise make decisions contrary to the interests of other stockholders

     As of September 30, 1999, Morgan Stanley Dean Witter Capital Partners and its affiliates held approximately 29% of Catalytica's voting stock and 43% of our total outstanding voting and non-voting stock. Morgan Stanley Dean Witter can convert a portion of its non-voting stock into voting stock only if the conversion results in Morgan Stanley Dean Witter holding 40% or less of Catalytica's outstanding voting stock. As a result of its stock ownership and contractual rights, Morgan Stanley Dean Witter has significant influence over all matters requiring stockholder approval, including the election of directors and approval of major corporate transactions such as mergers, consolidations or sales of assets. Morgan Stanley Dean Witter also has the right to designate three nominees for election to Catalytica's board of directors and rights to a separate class vote on certain merger and financing transactions. This concentration of ownership and these contractual rights may allow Morgan Stanley Dean Witter to require us to take actions, or delay or prevent us from taking actions, such as entering into a change of control, that would otherwise be in the stockholders' interest.

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

Integrating two companies is a difficult task and the expected benefits of the Wyckoff acquisition may not occur

     On September 20, 1999, Catalytica, pursuant to that certain Agreement and Plan of Reorganization dated July 14, 1999, completed the acquisition of Wyckoff. At the completion of the acquisition, Wyckoff became a wholly-owned subsidiary of Catalytica. This acquisition will not achieve its anticipated benefits unless Catalytica and Wyckoff successfully combine their operations and integrate their products and services in a timely manner. Integrating Catalytica and Wyckoff has been and will continue to be a complex, time consuming and expensive process, which has resulted in disruptions to the operations of the business and may result in further such disruptions. Before the acquisition, Catalytica and Wyckoff operated independently, each with its own business, business culture, customers, employees and systems. Following the acquisition, the combined company must use common information communication systems, operating procedures, financial controls and human resource practices, including benefit, training and professional development programs. We may experience difficulties, costs and delays involved in integrating Catalytica and Wyckoff, as a result of many factors, including:

  distractions to management from the business of the combined company incompatibility of business cultures
  perceived and potential adverse change in customer service standards, business focus or service offerings available to customers inability to successfully coordinate research and development, sales and marketing efforts costs and delays in implementing common systems and procedures, including financial accounting systems costs and inefficiencies in delivering services to the customers of the combined company inability to retain and integrate key management, technical sales and customer support personnel

     Any one or all of the factors identified above may cause increased operating costs, lower than anticipated financial performance or the loss of key customers and employees. The failure to integrate Catalytica and Wyckoff could harm our business.

We depend on retaining and integrating key personnel after the Acquisition of Wyckoff

     Wyckoff's contribution to the combined company's success depends upon the continued service of Wyckoff's key management and technical personnel. In November of 1999, Catalytica signed a new employment agreement with James B. Friederichsen, the former President and Chief Operating Officer of Wyckoff and current executive vice president of Chemical Manufacturing Operations at Catalytica Pharmaceuticals. This agreement does not require that Mr. Friederichsen continue his employment with Catalytica or Wyckoff for a specified period. No other Wyckoff executive officer has entered into an employment agreement providing for continued employment with the combined company after the acquisition. In addition, the competition to retain and motivate qualified technical, sales and operations personnel is intense. We have at times experienced, and continue to experience, difficulty retaining qualified personnel. We might not be able to retain Wyckoff's key personnel after the acquisition. The loss of services of any of the key members of Wyckoff's management team could harm our business.

If the Acquisition of Wyckoff does not qualify as a pooling of interests, Catalytica's reported earnings could be lower in future periods

     Catalytica expects the acquisition of Wyckoff to be accounted for as a pooling of interest transaction. To qualify the acquisition as a pooling of interests for accounting purposes, Wyckoff, Catalytica and their respective affiliates must meet the criteria for pooling of interests accounting established in opinions published by the Accounting Principles Board and interpreted by the Financial Accounting Standards Board and the SEC. These opinions are complex and the interpretation of them is subject to change.

     The availability of pooling of interests accounting treatment for the acquisition depends, in part, upon circumstances and events occurring after completion of the acquisition. For example, the business of the combined company cannot change in a significant manner, including significant sales of assets, for a period of two years following completion of the acquisition. Further, affiliates of Catalytica and Wyckoff must not sell, or otherwise reduce their risk with respect to, any shares of either Catalytica or Wyckoff capital stock during the period beginning on July 14, 1999 and continuing until two trading days after Catalytica publicly announces financial results covering at least 30 days of combined operations of Catalytica and Wyckoff. Completion of the acquisition occurred on September 20, 1999. Therefore, Catalytica expects to publish the combined financial results in November 1999. If affiliates of Catalytica or Wyckoff sell their shares of Catalytica common stock before that time, the acquisition may not qualify for accounting as a pooling of interests for financial reporting purposes. The failure of the acquisition to qualify for pooling of interests accounting treatment for any reason could materially reduce Catalytica's future reported earnings.

Many of our competitors have greater financial resources, research and development experience and marketing ability

     The market in which we compete is characterized by extensive research efforts and rapid technological progress. We have numerous competitors in the United States, Europe and Asia, many of whom have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience. Our primary competition comes from pharmaceutical companies that manufacture their own products and from other chemical manufacturers such as Chirex Inc, DSM Fine Chemicals and Lonza AG. If our competitors are successful in developing systems and processes that are more effective than our own, then our ability to sell our products, services, systems and processes would be harmed. Our competitors may develop technologies, systems and processes that are more effective than ours or that would render our technology, systems and processes less competitive or obsolete. In addition, our success depends in part on our ability to sell products to potential customers at an early stage of product development, and there can be no assurance that we will be successful in these efforts.

     A small portion of our business experiences substantial competition in connection with the manufacture and sale of pharmaceutical products for which patent protection has expired ("off- patent" products). We compete with off-patent drug manufacturers, brand-name pharmaceutical companies that manufacture off-patent drugs, and manufacturers of new drugs that may compete with our off-patent drugs. Because selling prices of off-patent drugs typically decline as competition intensifies, the maintenance of profitable operations will depend on our ability to maintain efficient production capabilities and to develop and introduce new products in a timely manner. If we are unable to develop manufacturing processes soon after products are off-patent, or if other manufacturers develop alternative manufacturing processes, we would be required to compete with multiple manufacturers and would experience additional pricing pressures in its sale of products to the generic market.

     In the combustion systems market, our competition comes from large gas turbine power generation manufacturers, such as Allison Engine Company, General Electric and Solar Turbines as well as producers of post-combustion emission clean-up technologies such as selective catalytic reduction systems. Gas turbine manufacturers are developing competing dry-low-nitrogen oxide systems for their own turbines. Many of our competitors in the combustion systems market are also potential customers of ours. We depends on our customers to help commercialize its products, and would suffer loss of sales and revenues in the if these customers withdraw their support or decide to pursue alternate technologies. Our ability to gain market share may be limited because many of our competitors are existing or potential customers.

If we are unable to protect and expand our intellectual property rights, our competitive position will suffer

     Our business depends on developing and maintaining a strong intellectual property portfolio in the United States and abroad. We actively pursue patents for our inventions in relevant business areas. We have 40 patents and at least 21 pending patent applications in the United States and approximately 145 patents and patent applications abroad. Our patent applications might not result in the issuance of patents. Further, our existing and future patents might not provide enough protection to protect our technology and competitive position.

     The success of our current products, as well as development of additional products, depends on our ability to protect our intellectual property portfolio and obtain additional patents without infringing the proprietary rights of others. If we do not effectively protect our intellectual property, our business could be materially harmed.

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

Catalytica Combustion Systems' products are in early stages of development and its ability to develop an effective and commercially successful product depends on the cooperative efforts of its strategic partners

      Catalytica Combustion Systems' product XONON, is in the development stage and must be thoroughly tested in gas turbines and integrated by original equipment manufacturers into their gas turbine products before commercialization. Whether the XONON system will ultimately be commercially successful, and whether Catalytica Combustion Systems will ultimately be profitable, will depend on a number of factors, including:

  its ability to overcome technical hurdles associated with the incorporation of XONON into particular gas turbines to provide an effective emissions reduction system willingness of gas turbine manufacturers to incorporate the XONON system in their products prices and effectiveness of alternative emissions reduction systems economic conditions in the utilities and power generation sector changes in regulatory requirements, particularly emissions standards governing gas turbines and power generation

     In particular, Catalytica Combustion Systems' ability to complete research and development and introduce XONON systems in the large gas turbine market depends on the continued efforts of General Electric, the world leader in the manufacture of large gas turbines. Catalytica also must develop and maintain relationships with other gas turbine suppliers to commercially introduce XONON systems in other gas turbine markets. If any major turbine manufacturers terminate their relationship with Catalytica Combustion Systems, then Catalytica may not be able to complete the development and introduction of the XONON system for that part of the market.

Catalytica Combustion Systems has limited manufacturing and marketing experience and will need to develop these capabilities or find strategic partners to make and sell its products

     Catalytica currently has limited manufacturing capability for its XONON products. Catalytica expects to expand its manufacturing capability, which will require capital expenditures. Further, to market any of our combustion system products, we must develop marketing capability, either on our own or in conjunction with others. Catalytica may not be able to develop an effective marketing and sales organization or enter into marketing arrangements on acceptable terms.

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

     In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City's gas turbines with the XONON system for a total turnkey price of $700,000. GENXON did not complete the agreed upon retrofit and returned the engine to the City in its original state. The parties are currently discussing alternatives to resolve contractual issues related to the project, which resolution is not anticipated to have a material adverse financial impact on Catalytica.

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

     We do not have a long-term supply agreement with most of our suppliers. We purchase the chemicals on a purchase order basis and forecast our needs based on our customers' requirements. There can be no assurance that such suppliers will continue to make available to us the required raw materials on reasonable terms, if at all. The availability and price of raw materials may be subject to curtailment or change due to limitations that may be imposed under new legislation or governmental regulations, suppliers' allocations to meet demand of other purchasers, interruptions in production by suppliers and other conditions. In addition, raw materials used by us may be subject to significant price fluctuations. A substantial increase in prices or a continued interruption in supply would have a material adverse effect on our business and results of operations.

If we, our suppliers or our customers do not successfully address the Year 2000 issue, we could experience a significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations

     We use a significant number of computer software programs and operating systems in our internal operations, including applications used in our financial, product development, and order management and manufacturing systems. The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems resulting in the interruption of the business operations which they control. This could adversely affect our ability to process orders, forecast production requirements or issue invoices. A significant failure of the computer integrated manufacturing systems, which monitor and control factory equipment, would disrupt manufacturing operations and cause a delay in completion and shipping of products. Moreover, if our critical suppliers' or customers' systems or products fail because of a Year 2000 malfunction, it could impact our operating results.

     Based on currently available information, our management does not believe that the Year 2000 issues related to our internal systems will have a material impact on our financial condition or overall trends in results of operations. However, we are uncertain to what extent we may be affected by these matters. A significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations caused by a Year 2000 related issue could result in a material adverse impact on our operating results and financial condition. In addition, it is possible that a supplier's failure to ensure Year 2000 capability would have a negative effect on our results of operations.

Catalytica's charter and bylaws have provisions that may deter or delay a change of control of Catalytica

     Catalytica's certificate of incorporation and bylaws contain certain provisions that could make the acquisition of Catalytica more difficult. These provisions include:

  advance notice procedures for stockholders to nominate candidates for election as directors of Catalytica special voting requirements for removal of directors
  authorization of preferred stock of Catalytica, the powers, preferences and rights of which may be fixed by its board of directors without stockholder approval

     In addition, Catalytica is subject to Section 203 of the Delaware General Corporation Law, which limits transactions between a publicly-held company and "interested stockholders." Interested stockholders generally are those stockholders who, together with their affiliates and associates, own 10% or more of a company's outstanding capital stock. This provision of Delaware law may delay or deter potential acquisitions of Catalytica which may otherwise be in the stockholders' interest.

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

     In October 1998, Wyckoff entered into a $9.0 million interest rate swap derivative transaction to reduce Wyckoff's exposure to fluctuations in short- term interest rates. This interest rate swap transaction effectively fixed the rate used to calculate Wyckoff's borrowing cost at 4.97% for four and one-half years on $9.0 million of the variable rate demand notes, series 1997. Wyckoff accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis. In accordance with the accrual method of accounting, there is no recognition in the financial statements for changes in the derivative's fair value. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. Any swap agreements that are not designated with outstanding debt or notional amounts (or duration) of interest- rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations would be recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method). Wyckoff does not hold or transact in these financial instruments for purposes other than risk management.

     The notional principal amount for the off-balance-sheet instrument provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of Wyckoff's exposure to credit or market loss. Wyckoff believes its gross exposure to potential accounting loss on this transaction if all counter-parties failed to perform according to the terms of the contract, based on then-current interest rates at each respective date, would have no material financial impact. Wyckoff's exposure to credit loss and market risk will vary over time as a function of interest rates.

     The estimate of fair value of the interest rate swap is $100,000 and is based on a price quote obtained from a third party. The amounts ultimately realized upon settlement of the financial instrument, together with the gains and losses on the underlying exposure, will depend on actual market conditions during the remaining life of the instrument.

     With the interest rate swap, which qualifies as an accounting hedge, Wyckoff either makes or receives payments on the interest rate differential between 4.97% and the actual interest paid on its debt which has a floating interest rate based on a weekly rate. As a result, the swap effectively converts $9.0 million of Wyckoff's floating-rate four and one-half year debt to a fixed-rate debt. The maturity date for the swap is February 2, 2004. For the year ended June 30, 1999, the receive rate on the swap hedging debt was 4.96%. The pay rate on the swap is 4.97%. The gain or loss on the swap is recognized in net interest expense in the same period as the hedged transaction. The actual incurred loss totaled approximately $2,000 as of June 30, 1999.

     On November 1, 1999, concurrent with the repayment of Wyckoff's debt agreements, the Company closed out this interest rate swap agreement and recognized a $178,000 gain.

     PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     On August 15, 1999, Catalytica's Greenville facility experienced a chemical release as a result of a broken pipeline. Shortly thereafter, Catalytica, the North Carolina Occupational Health & Safety Agency and the North Carolina Air Quality Division initiated an investigation of this incident. We expect this investigation to be completed in the first quarter of 2000, at which time we may be required to pay certain fines in connection with the chemical release. We believe that such fines, if any, would not have a material adverse effect on our financial condition.

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

27.1	Financial Data Schedule

(b)	Reports on Form 8-K

     Catalytica, Inc. filed a current report on Form 8-K dated October 1, 1999, reporting Catalytica, Inc.'s acquisition of Wyckoff Chemical Company, Inc. Such report includes (i) the financial statements of Wyckoff Chemical Company, Inc. and (ii) pro forma financial information reflecting the purchase combinations of Catalytica, Inc. and Wyckoff Chemical Company, Inc.

     All information required by other items in Part II is omitted because the items are inapplicable, the answer is negative or substantially the same information that has been previously reported by the registrant.

1

   CATALYTICA, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1999

CATALYTICA, INC.
(Registrant)

By:	/s/ Lawrence W. Briscoe

Lawrence W. Briscoe
Vice President and Chief
Financial Officer

Signing on behalf of the registrant and as principal financial officer

2