Form 10-K
period 1999-12-31
CATALYTICA INC
filed 2000-03-30
CIK 841466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-20966

CATALYTICA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-2262240
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number	)

430 Ferguson Drive
Mountain View, California 94043
(Address of principal executive offices)

(650) 960-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

           As of February 25, 2000, there were outstanding 32,956,691 shares of the registrant’s Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. As of that date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based on the closing price for the Common Stock on The Nasdaq National Market on February 25, 2000) was $420,197,810. For purposes of this disclosure, shares of Common Stock held by each officer and director of the Registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

           The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1999.

CATALYTICA, INC.

Annual Report on Form 10-K

Table of Contents

December 31, 1999

ITEM 1.    Business

Overview

            Catalytica, Inc. (“Catalytica” or “the Company”) finds new pathways to improve processes for chemical change. For the pharmaceutical industry, Catalytica applies its innovative and patented catalytic technologies and other scientific processes to improve the steps for making a pharmaceutical molecule and also finds better and more efficient ways to produce products in commercial scale quantities. For the power industry, Catalytica’s unique application of a chemical catalyst and proprietary technology enables gas turbines to produce essentially pollution free power.

           Catalytica ’s core expertise is in the discovery and effective application of catalysts—substances that change the rate of chemical reactions but are themselves unchanged at the end of the process. Catalysts enable faster reactions, improve the yield of a process, eliminate steps or make reactions cleaner by eliminating the use of toxic materials. Catalytica has broadened its proprietary technology base and has identified key markets for its products and services. Catalytica operates through three subsidiaries: Catalytica Pharmaceuticals, Catalytica Combustion Systems, and Catalytica Advanced Technologies:

•
Catalytica Pharmaceuticals, Inc. (“Catalytica Pharmaceuticals”) and Wyckoff, Inc. (“Wyckoff ”), a division of Catalytica Pharmaceuticals, provide drug development and manufacturing services to the pharmaceutical and biotechnology industries. In 1999, Catalytica derived approximately 99% of its consolidated revenues from Catalytica Pharmaceuticals’ operations.

•
Catalytica Combustion Systems, Inc. (“Combustion Systems”) discovered and is developing Xonon Cool Combustion for pollution prevention in gas turbine power generation and mechanical drive applications. The current focus is on developing and marketing Xonon for gas turbine applications, thus eliminating the necessity for costly post-combustion emissions cleanup. The Company believes that Xonon Cool Combustion is the only currently available product that avoids the formation of nitrogen oxide (NOx) in gas turbine operations by reducing combustion temperatures while achieving uncompromised gas turbine performance. Xonon Cool Combustion has demonstrated NOx emissions of less than 2.5 parts per million (ppm) while dramatically reducing carbon monoxide and unburned hydrocarbons. Xonon’s average expected life is approximately 8,000 operating hours, which corresponds to approximately one year of full-time operation.

•
Catalytica Advanced Technologies, Inc. (“Advanced Technologies”) acts as the incubator for new businesses for Catalytica. It explores business opportunities by conducting research and development activities in areas that utilize Catalytica’s proprietary technologies.

Catalytica Pharmaceuticals

Industry Overview

           Catalytica Pharmaceuticals offers scientific innovations, proprietary technologies, and development and manufacturing expertise in the formulation and production of drugs for the pharmaceutical industry. Through its comprehensive and broad range of services, Catalytica Pharmaceuticals seeks to capitalize on the dynamic changes in the pharmaceutical industry that it believes will continue to expand demand for its services. These changes include:

•
Increased Cost of Drug Development.     The cost of research and development required to bring a new drug to market has increased from an average of $230 million in 1987 to $500 million in 1999. This increase has prompted pharmaceutical companies to seek ways to contain costs and increase productivity throughout all phases of the drug development process.

•
Greater Focus on Time to Market.     Pharmaceutical companies gain competitive advantage by being the first to market with a new drug. As a result, pharmaceutical companies have increased their focus on reducing the “time to market” for a drug. Several pharmaceutical companies have announced their intention to bring three to five new chemical entities, drugs with a unique chemical profile from those already on the market, to the market each year. This is faster than the current industry average of less than one new chemical entity introduced per year. To shorten the time to market for a new drug, and to focus their energy on their core competency of drug discovery, drug companies are outsourcing some of their development and production functions to firms that are capable of scaling up production quickly across the full spectrum of activities, from production of small research quantities to commercial volumes.

•
Greater Price Pressure.     As pharmaceutical drugs come off patent, lower priced alternatives become available. In 1998, these drug sales accounted for nearly $30 billion, or 10%, of the $300 billion dollar pharmaceutical drug market and are expected to grow approximately 10% annually over the next five years. The increase in sales of lower-priced drugs has resulted in greater price competition. Over the next few years a large number of branded drugs will come off-patent, creating added competition from multiple lower-priced alternatives. As a result, pharmaceutical companies are increasing their sales and marketing budgets to compete with lower-cost alternatives, thus increasing costs and reducing their margins. In addition, the effort by managed health care companies and public programs, such as Medicare and Medicaid, to control healthcare costs has also put additional price pressure on pharmaceutical companies. These price pressures have caused pharmaceutical companies to scrutinize their manufacturing operations to better use resources and reduce manufacturing costs.

•
Increased Government Regulation.     New regulations governing all aspects of drug development, manufacturing and marketing, as well as waste disposal and environmental matters, have contributed to increased costs of drug manufacturing.

           For pharmaceutical companies, these factors have made the outsourcing of drug development, clinical research, manufacturing and packaging more attractive.

Catalytica Pharmaceuticals’ Strategy

           Catalytica Pharmaceuticals offers scientific innovations, proprietary technologies, and development and manufacturing expertise in the production of drugs for the pharmaceutical industry. It seeks to provide fully integrated services that are high-quality, cost-effective, reliable and responsive to customer needs. Its services span the spectrum of the pharmaceutical drug and manufacturing process development, from the time the new chemical entity is discovered by pharmaceutical or biotechnology companies to the production of the final commercial supply of the drug product. By providing such a wide range of services to its customers, Catalytica Pharmaceuticals believes that it can develop and maintain close relationships with its customers, provide a highly valued service to the pharmaceutical industry, and create long-standing relationships that engender confidence in its capabilities. These services include:

•	chemical process development

•	pilot scale production

•	custom chemical manufacturing

•	dosage formulation development

•	clinical trial products manufacturing and packaging

•	full scale commercial production of sterile and non-sterile form drug products; and

•	packaging of final drug products

History and Background

           Catalytica Pharmaceuticals, formerly Catalytica Fine Chemicals, has provided services that include research, development and optimization of manufacturing processes for pharmaceutical companies since 1992.

            In December 1993, recognizing the increasing trend towards outsourcing of drug manufacturing, Catalytica Pharmaceuticals acquired a drug manufacturing facility in East Palo Alto, California. The acquisition enabled Catalytica Pharmaceuticals to provide pharmaceutical companies with outsourced manufacturing of drug intermediates, key chemical ingredients utilized in the manufacture of active pharmaceutical ingredient in drugs.

           In July 1997, Catalytica Pharmaceuticals acquired a large, highly sophisticated drug development, manufacturing and packaging facility in Greenville, North Carolina from Glaxo Wellcome ( “Greenville Facility”). The Greenville Facility enables Catalytica Pharmaceuticals to offer a fully integrated drug development, manufacturing, and packaging service to pharmaceutical and biotechnology companies.

           In September 1999, Catalytica acquired Wyckoff Chemical Company, which is now known as Wyckoff, Inc. and operates as a division of Catalytica Pharmaceuticals, to expand its chemical process development and pilot plant scale-up capabilities and increase its chemical manufacturing capacity.

Customers

           Catalytica Pharmaceuticals currently operates a full service operation that enables the pharmaceutical industry to obtain complete drug development and manufacturing services, from chemical process and dosage form development to clinical trial sample production and full commercial production of drugs, as well as regulatory services for the submission of NDAs and other required regulatory submissions. Its customers include some of the leading pharmaceutical and biotechnology companies, such as:

Abbott Laboratories	Merck and Company
Allergan, Inc.	Monarch Pharmaceuticals, Inc.
Amgen, Inc.	Mylan Laboratories Inc.
AstraZeneca PLC	Parke-Davis
Aventis S A	Pfizer, Inc.
Bayer AG	Pharmacia & Upjohn, Inc.
Bristol-Myers Squibb	Schering-Plough
CV Therapeutics, Inc.	Shire Pharmaceuticals Group plc
Eli Lilly	Triangle Pharmaceuticals Inc.
Glaxo Wellcome plc	Vertex Pharmaceuticals, Inc.
Medeva PLC	Warner-Lambert Company

           In the past two years, Catalytica Pharmaceuticals has obtained new contracts from customers that provide a foundation for future sales. Due to FDA regulatory requirements regarding validation of manufacturing processes for specific drugs, it often takes at least 12 to 24 months from the date that a supply agreement is signed to manufacture final dosage products and bulk actives covered by an agreement. Several of Catalytica Pharmaceuticals ’ new supply agreements are currently in various phases of the development and validation process.

           Catalytica Pharmaceuticals collaborates with a number of its customers in the development of efficient manufacturing processes at various stages, including chemical process development, pilot scale production processes and drug formulation development. For example, in early 1996, Catalytica Pharmaceuticals entered into a five-year cooperative process research and development program with Pfizer to establish economically viable synthetic methods for drug candidates in their pipeline. At the initiation of the agreement, Pfizer also made an equity investment in Catalytica Pharmaceuticals. In 1998, the parties expanded the relationship to include the development of new drug formulations. Catalytica Pharmaceuticals also has development agreements with several other pharmaceutical and biotechnology companies, including Aventis, CV Therapeutics, Eli Lilly, Triangle Pharmaceuticals, and Vertex.

Operations and Manufacturing

           Catalytica Pharmaceuticals’ operations are conducted at its facilities in Greenville, North Carolina, South Haven, Michigan, and East Palo Alto and Mountain View, California. The facilities operate under cGMP, and supply FDA-approved products to their customers. Catalytica Pharmaceuticals offers a full spectrum of services that provide for the best manufacturing methods for a drug candidate, which include the following:

Chemical Process Research & Development

           Catalytica Pharmaceuticals’ process research and development services offer innovative problem solving to find alternate synthetic pathways to the manufacture of drug candidates, including scientific exploration and application of proprietary technologies for the determination of economical, efficient, and safe ways to make the new chemical entity. They focus on streamlined, highly cost-effective processes, substitution of noxious reagents, and the use of more environmentally acceptable chemistries. Catalytica Pharmaceuticals’ strong access to proprietary technologies in the chemical process research & development area, primarily based on catalytic methods, enables the establishment of relationships with its customers early in the product development cycle and facilitate process improvement. At December 1999, over 45 scientists, 22 of which are Ph.D’s, work in this area.

Pilot Scale Production

           Catalytica Pharmaceuticals provides scale-up of the production process of the new chemical entity, from small batches required for research to larger batches required for clinical trials and eventually for manufacture of commercial-scale quantities of the drug. The reactors used in pilot scale production range in size from 5 to 200 gallons each. In December 1999, Catalytica Pharmaceuticals announced plans to expand its chemical pilot plant scale-up facilities to accommodate growing customer demand in this area. Construction for this expansion is scheduled to begin in 2000.

Chemical Manufacturing

           Catalytica Pharmaceuticals manufactures the key intermediates along the pathway to the active pharmaceutical ingredients as well as the active pharmaceutical ingredient. The chemical manufacturing operation has over 100,000 gallons of multipurpose chemical reactor capacity. These reactors range in size from 300 to 4,000 gallons each, providing for a wide range of scale including the manufacturing of large commercial volumes of products. Catalytica Pharmaceuticals’ chemical manufacturing operation prepares a wide variety of drug substances in bulk form, primarily by chemical synthesis. The facilities are capable of a number of reaction steps and phases from the processing of raw materials through the separation, purification, drying and shipping of active pharmaceutical ingredients. The resulting active pharmaceutical ingredients are delivered to Catalytica Pharmaceuticals’ pharmaceutical or sterile production facilities for dosage form manufacture and packaging or the bulk active pharmaceutical ingredient is shipped off-site to customers. The chemical manufacturing facilities in Greenville currently are operating at near full capacity, with the majority of production capacity committed to production of products for Glaxo Wellcome, however, some capacity has been committed to other customers. Catalytica Pharmaceuticals has additional available capacity at its South Haven and Bay View sites and is currently expanding its operations in South Haven by an additional 14,000 reactor gallons.

Dosage Formulation Development

           Catalytica Pharmaceuticals applies its proprietary technologies to assist its customers with scientific evaluation and determination of the formulation of essential ingredients to create a dosage form that allows the drug to be absorbed or administered effectively and remain potent throughout its shelf life. Catalytica Pharmaceuticals applies formulation technologies and capabilities to the development of a complete spectrum of dosage forms from initial formulation development, through clinical trial materials and scale-up, to validated formulae ready for commercial manufacture. Services provided include pre-formulation and formulation development studies in the areas of tablets, capsules, ointments, liquids, creams, sterile solutions and lyophilized products. A full range of analytical capabilities is available to support all dosage form development and stability. A knowledgeable Regulatory Affairs Department is available to provide complete regulatory-ready submissions for US and foreign filings. The pharmaceutical research and development division of Catalytica Pharmaceuticals employs over 150 scientists and engineers, over 50 of which are Ph.D’s, who currently work in the dosage formulation development area on over 50 active projects.

Clinical Trial Products Manufacturing and Packaging

           Catalytica Pharmaceuticals manufactures products and placeboes for clinical trials for its pharmaceutical customers. In December 1999, Catalytica Pharmaceuticals announced that it is expanding its service capabilities to include clinical trial material packaging and labeling. Catalytica Pharmaceuticals expects facility modifications and validation for the clinical trial packaging business to be completed by April 2000.

Full-scale commercial production of sterile and non-sterile dosage form drug products

           Catalytica Pharmaceuticals offers both sterile and non-sterile manufacture of final dosage form drug products, including tablets, capsules, freeze dried products, eye and ear formulations, topical ointments, liquids, or creams.

Sterile Production

           The sterile production facilities produce primarily intravenous and intramuscular drugs that are administered to the patient through injection. The state of the art facilities are designed to prevent microbial contamination through computerized control systems and advanced barrier technology. The sterile facilities are also designed to control entry and focus activities due to the exacting nature of this business. Over 2,000 square feet of freeze-drying capacity enables preservation of sensitive therapeutic agents including biological drugs. Implementation of product transfers in this area typically require long lead times to obtain regulatory approvals, sometimes as long as 18 to 24 months after signing a contract. Catalytica Pharmaceuticals believes the time and cost necessary to build and receive regulatory certification of a new sterile production facility creates a significant barrier to entry for new competitors. There is currently manufacturing capacity available at the sterile production facilities.

Non-sterile Production

           The non-sterile production facilities blend, mix and/or combine the bulk active drug with other substances to create a final dosage form of the drug, such as tablets, capsules, creams, ointments and liquids, and package these products for distribution. The dosage form of a finished drug must be formulated to provide bio-availability, efficacy, stability and means for identifying or labeling each tablet or capsule. There is currently manufacturing capacity available at the non-sterile pharmaceutical facility.

Packaging of Finished Drug Products

           Catalytica Pharmaceuticals offers packaging of final products in a variety of configurations. Once the final dosage form of a drug has been prepared, such as tablets, capsules, creams, ointments, and liquids, these products are packaged for distribution. The commercial production facilities are capable of packaging in hospital unit dose packs, single use packages, samples, blister packages, plastic or glass bottles, vials, pouches, tubes or foil packs. Catalytica Pharmaceuticals packages the drugs for prescription use or over-the-counter sales and dates and tracks them through the distribution system by batch and/or lot number.

Relationship with Glaxo Wellcome

           Catalytica Pharmaceuticals purchased the Greenville Facility from Glaxo Wellcome in July 1997. At the closing of the acquisition, Glaxo Wellcome subcontracted or assigned contracts with existing customers of the Greenville Facility to Catalytica Pharmaceuticals. At the same time, Catalytica Pharmaceuticals entered into a five-year supply agreement for the manufacture of products for Glaxo Wellcome. Under the supply agreement, Glaxo Wellcome provides periodic forecasts of its future demand for various products. Catalytica Pharmaceuticals then produces the products, provided the required production capacity does not exceed the capacity allocated to Glaxo Wellcome. For production requests in excess of the capacity allocated to Glaxo Wellcome, Catalytica Pharmaceuticals will try to accommodate Glaxo Wellcome ’s requests and will negotiate pricing based on current market conditions.

           Under the original supply agreement, Catalytica Pharmaceuticals’ production for Glaxo Wellcome is scheduled to decrease over time. Catalytica Pharmaceuticals estimates aggregate payments (including reimbursements for the cost of materials) by Glaxo Wellcome under the original supply agreement to be approximately $800.0 million over the five-year life of the agreement.

           The supply agreement provides that pharmaceutical production will occur until December 2000 for cytotoxics and certain specialty products. The provisions of the original supply agreement related to the production of chemical and sterile products may be terminated by either party with two years’ prior written notice. Either party may terminate the supply agreement in the event of a material uncured default by the other party. Glaxo Wellcome also may terminate the agreement upon a change of control of Catalytica or Catalytica Pharmaceuticals. Catalytica has guaranteed Catalytica Pharmaceuticals’ obligations under the supply agreement.

           Since entering into the original supply agreement, Catalytica Pharmaceuticals has agreed to produce additional products for Glaxo Wellcome. These agreements have been documented as amendments to the original supply agreement. In June 1998 and in November 1999, Catalytica Pharmaceuticals agreed to increase the chemical capacity available for the manufacture of Glaxo Wellcome products. The June 1998 amendment provided for minimum payments by Glaxo Wellcome in 1998 and 1999 of approximately $50.0 million. To accommodate Glaxo Wellcome’s increased production needs, the parties jointly paid for the addition of certain capital equipment to the Greenville Facility. In November 1999, Catalytica Pharmaceuticals and Glaxo Wellcome signed another amendment to the original supply agreement for increased production levels of certain additional products in Catalytica’s chemical manufacturing facility. As part of the agreement, Glaxo Wellcome is also enabling the purchase of capital equipment to modify Catalytica’s chemical manufacturing facility in Greenville to add flexibility to its existing capacity.

           In the first quarter of 1999, Catalytica Pharmaceuticals also agreed to extend production of certain Glaxo Wellcome products in its pharmaceutical and sterile production facilities. This amendment does not have minimum purchase requirements but does provide for higher unit prices if Glaxo Wellcome were to purchase less than specified volume levels. As a part of this amendment, Glaxo Wellcome obtained an option to extend the production of pharmaceutical products for two additional years and the production of its sterile products for four additional years beyond the current expiration date in December 2000.

Environmental Matters

Greenville

           Catalytica Pharmaceuticals and Glaxo Wellcome are working with the EPA and the North Carolina Department of Environment and Natural Resources to investigate, identify and remediate contamination in the soil and groundwater at the Greenville Facility. To date, the investigation has identified 17 different areas of the Greenville Facility where contamination by solvents, petroleum hydrocarbons and pesticides has or may have occurred. Of these 17 areas, at least six have been identified as requiring further investigation and remediation. Catalytica Pharmaceuticals currently does not know how much remediation will be required at the site in the future, or the cost of the remediation.

           As the owner of the Greenville Facility, Catalytica Pharmaceuticals is liable for the contamination. However, at the time of the acquisition, Catalytica Pharmaceuticals and Glaxo Wellcome entered into an agreement providing that Glaxo Wellcome will be primarily liable for and will perform, at its cost, the remediation required by law for contamination of the soil and groundwater existing at the Greenville Facility at the time of the acquisition. The agreement also releases Glaxo Wellcome from liabilities relating to asbestos materials. Catalytica Pharmaceuticals also has agreed to provide Glaxo Wellcome access to the Greenville Facility as required for the remediation.

           Despite the environmental agreement with Glaxo Wellcome, Catalytica Pharmaceuticals may incur unreimbursed costs or suffer interference with its operations as a result of the investigation and remediation activities. Catalytica Pharmaceuticals’ future development and expansion of the Greenville Facility also may be slowed or prevented by the investigation and remediation activities.

           Catalytica Pharmaceuticals’ ongoing operations at the Greenville Facility could cause additional contamination. Determining the existence and extent of additional contamination contributed by Catalytica Pharmaceuticals, if any, could lead to protracted investigations, negotiations and litigation which would be a drain on financial resources and management time. Any contamination caused by Catalytica could materially adversely affect its business, results of operations and financial condition.

           On August 15, 1999, a bromine chemical release due to a ruptured flexible coupling on a bulk storage tank occurred at the Greenville Facility. The release was contained within a concrete dike surrounding the tank. Catalytica’s onsite emergency hazardous material response team responded immediately to contain the airborne releases preventing additional exposure. During the response, a voluntary evacuation was conducted of nearby neighborhoods. Clean-up operations took place immediately. An investigation into the cause of the accident and associated regulatory requirements was conducted by the North Carolina Division of Occupational Safety and Health (OSHA). On February 14, 2000, OSHA issued its official findings which included citations and administrative penalties. OSHA and Catalytica have entered into a settlement agreement whereby Catalytica has agreed to address the OSHA observations within stipulated time schedules. The settlement included an agreement by Catalytica to provide funds to Pitt County Emergency Services in the amount of $93,100 to be used towards emergency planning and training projects within Pitt County, North Carolina, and to pay OSHA $372,400.

Bay View

           Catalytica Pharmaceuticals’ Bay View facility has arsenic and volatile organic compound contamination in the soil and groundwater. The site is subject to a clean-up and abatement order issued by the Bay Area Regional Water Quality Control Board. The order requires stabilization, containment and monitoring of the contamination at the site and surrounding areas by the current owner of the property, Rhône Poulenc. Although Catalytica has contractual rights of indemnity from Rhône Poulenc and from Novartis, the prior owner/operator of the facility, Catalytica could be named in an action brought by a governmental agency or by a third party because of the contamination.

Wyckoff

           The Wyckoff manufacturing site is listed under Michigan’s Act 307 as a site with soil or groundwater contamination. An environmental assessment, conducted by Catalytica as part of the acquisition process, estimated the environmental liability for this site to be approximately $850,000–$1,700,000. A significant portion of the soil contamination that exists at the facility is on property acquired by Wyckoff from 1995-1997. The City of South Haven Brownfield Redevelopment Authority has approved a Brownfield Plan that incorporates the Wyckoff facility. Under this plan, environmental assessment and remediation costs for pre-existing contamination is reimbursable up to 100% by the The City of South Haven Brownfield Redevelopment Authority. Approximately 65% of the environmental liability costs are identified to remediate soil contamination under this Plan.

Catalytica Pharmaceuticals’ Intellectual Property

           Catalytica Pharmaceuticals has an extensive intellectual property base and expertise in catalytic science and engineering, and in product development and formulation. Catalytica Pharmaceuticals’ staff draws on its many years of experience of catalytic process development in the petroleum and petrochemical industry, where high yields and efficient manufacturing represent important competitive factors. Catalytica Pharmaceuticals’ technical staff includes organic and analytical chemists, and chemical engineers, many of whom hold Ph.D.’s. These scientists have a broad background in the discovery, development and scale-up of novel catalysts and catalytic processes that are relevant to developing efficient manufacturing processes of pharmaceutical intermediates and bulk actives and in the formulation and manufacturing of pharmaceutical dosage forms.

           In addition, Catalytica Pharmaceuticals has an active program to identify technologies from external sources that are likely to provide commercial value. In this regard, Catalytica Pharmaceuticals has been granted an exclusive license to practice asymmetric hydrogenation technology developed by Professor Zhang at Penn State University for applications in pharmaceutical and animal health industries. Additionally, Catalytica Pharmaceuticals has been granted a license to use a method for the asymmetric epoxidation of trans-olefins developed by Professor Shi at Colorado State University. These two methodologies provide a novel means to establish chiral sites in drug molecules.

           Catalytica Pharmaceuticals regards the protection of its intellectual property as important to its future success and relies on a combination of patent, trademark, trade secret and other intellectual properties, nondisclosure agreements and other protective measures to protect its proprietary rights. The patent portfolio held by Catalytica Pharmaceuticals includes ownership of eight United States patents and patent applications, including six issued or allowed patents, and over 40 foreign patent applications. Catalytica Pharmaceuticals also possesses a substantial body of know-how and trade secrets useful in the manufacture of bulk active pharmaceuticals, and the formulation and packaging of final dosage form ethical and over-the-counter pharmaceuticals, including sterile products.

Competition

           Catalytica believes that several factors are widely recognized as being important to compete in the pharmaceutical development and manufacturing services industry, including:

•	reliability and timeliness of meeting customer orders

•	product quality

•	compliance with environmental and FDA regulations

•	technical ability and capacity to produce a range of quantities from small batches to large commercial quantities

•	price of services and products

           Catalytica Pharmaceuticals’ primary competition is from pharmaceutical companies that produce their own drugs and other contract drug manufacturers, including Bayer, DSM, Lonza AG, Cambrex, Chirex, Oread and Patheon, which provide either drug development, manufacturing, and/or packaging services to the pharmaceutical industry. However, except for major pharmaceutical companies, we are not aware of any competitors that have the same broad range of research, development, manufacturing and packaging capabilities as Catalytica Pharmaceuticals.

Catalytica Pharmaceuticals’ Executive Officers and Directors

           As part of Catalytica Pharmaceuticals’ strategy to create focused business units, we have assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry expertise. The directors and executive officers of Catalytica Pharmaceuticals are:

Name	Age	Position with Catalytica Pharmaceuticals
Gabriel R. Cipau	58	President, Chief Executive Officer and Director
Lawrence W. Briscoe	55	Chief Financial Officer and Director
James A. Cusumano	57	Chairman of the Board
Barry M. Bloom	71	Director
Richard Fleming	75	Director
Thomas L. Gutshall	61	Director
Ricardo B. Levy	54	Director
Ernest Mario	61	Director

           Gabriel R. Cipau, Ph.D., was promoted to chief executive officer of Catalytica Pharmaceuticals in October 1998 and now holds the titles of president, chief executive officer and director of Catalytica Pharmaceuticals. He joined Catalytica in August 1996 as a consultant, and in August 1997 he became president and chief operating officer of Catalytica Pharmaceuticals and a member of the Catalytica Pharmaceuticals’ board of directors. Previously, Dr. Cipau was president and chief executive officer of Copley Pharmaceutical, Inc. from July 1995 until August 1996, president and chief executive officer of Nippon Wellcome K.K. from September 1993 until July 1995, and executive director of Wellcome plc. from 1970 until 1993, he held various positions at Burroughs Wellcome Co., including senior vice president, production and engineering. Dr. Cipau holds Ph.D. and B.S. degrees in chemical engineering and physics from Polytechnic Institute, Timisoara, Romania, an M.B.A degree from Duke University, and an M.S. in chemistry from East Carolina University.

           Barry M. Bloom, Ph.D., has been a director of Catalytica Pharmaceuticals since February 1995. He retired in September 1993 from Pfizer where he was most recently executive vice president, research and development since 1992, and a member of the board of directors since 1971. Dr. Bloom was with Pfizer since 1952, where he served in executive level positions since 1971. He is a member of several corporate boards of directors, including Cubist Pharmaceuticals, Inc., Neurogen Corp., Microbia Inc., Incyte Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc. Dr. Bloom was a member of the United States Congressional Commission on the Federal Drug Approval Process and the Pharmaceutical Manufacturers Association Commission on Drugs for Rare Diseases. He has a Ph.D. in organic chemistry from the Massachusetts Institute of Technology.

           Thomas L. Gutshall has been a director of Catalytica Pharmaceuticals since February 1995. He has been chief executive officer and chairman of Cepheid since August 1996. Mr. Gutshall was president and chief operating officer of CV Therapeutics, Inc. from January 1995 to August 1996, and has 35 years of experience in specialty chemicals, pharmaceuticals and diagnostics. Mr. Gutshall also served in executive level positions with Syntex Corp. from 1981 to 1994, most recently as executive vice president from June 1989 to August 1994. He previously served with Mallinckrodt Inc., most recently as vice president and general manager, drug and cosmetic chemicals division. Mr. Gutshall has a B.S. in chemical engineering from the University of Delaware and is an alumnus of the Harvard Executive Marketing Program.

            Lawrence W. Briscoe, James A. Cusumano, Ph.D., Richard Fleming, Ricardo B. Levy, Ph.D. and Ernest Mario, who are directors of Catalytica Pharmaceuticals, are also officers and/or directors of Catalytica. For information on the business backgrounds of Messrs. Briscoe, Cusumano, Fleming, Levy and Mario, see “Catalytica Management and Executive Compensation.”

Combustion Systems, Inc.

           Combustion Systems is developing and marketing Xonon Cool Combustion, the only product that avoids the formation of nitrogen oxide (NOx) by reducing combustion temperatures while achieving uncompromised turbine performance. Xonon Cool Combustion has demonstrated NOx emissions of less than 2.5 parts per million (ppm) and has dramatically reduced formation of carbon monoxide and unburned hydrocarbons. Xonon’s average expected life is approximately 8,000 operating hours, or one year of full-time operation.

           Because Xonon avoids the use of post-combustion cleanup technologies which can be costly and in most cases use toxic chemicals to clean up the pollution, Catalytica believes that Xonon is the most cost-effective NOx emissions system for ultra-low emissions for power producing gas turbines and for mechanical drive applications. Combustion Systems is working with original equipment manufacturers (OEMs) of gas turbines to incorporate Xonon Cool Combustion into their products. The Company intends to develop and sell Xonon through these and other OEMs and generate additional revenue through the sale of replacement Xonon modules.

Industry Overview

           With the advent of privatization and deregulation in the United States and growing industrialization throughout the world, the power generation industry faces a growing demand for power. At the same time, environmental regulations require that power be generated in compliance with emissions standards. As a result, competitive generating companies are seeking ways to reduce environmental risk and the costs of environmental compliance.

           Gas turbines have emerged as the solution of choice for power generation due primarily to their high efficiency, relatively low capital and installation costs, and reduced emissions levels. According to Diesel & Gas Turbine Worldwide (October 1999), worldwide sales of gas turbines have increased from 544 units during the year ending May 1989 to 875 units during the year ending May 1999. The total power generation capacity for these new orders has increased from an output equivalent of 15 gigawatts in 1989 to over 64 gigawatts in 1999. This latter figure is equivalent to approximately 1.2 times the total installed power generation capacity for the state of California, or the capacity required to meet the peak electrical needs of 12.8 million households. PowerData, a market information service, has forecasted total worldwide gas turbine sales from 1998 to 2007 at an average of approximately 1,100 turbines per year.

           Despite improvements over other systems, gas turbine air pollution emissions remain a concern. Gas turbines without pollution prevention or cleanup processes generate nitrogen oxide emissions, a major contributor of air pollution, of 100 to 200 ppm. To meet desired emissions levels, gas turbine manufacturers have developed improved combustion systems. However, measures to reduce emissions in conventional combustion systems have in some cases contributed to premature component failure, reducing gas turbine reliability. Moreover, even current state-of-the art gas turbine combustion systems cannot achieve desired ultra low emissions levels. Thus in many cases burdensome exhaust cleanup systems are required.

           Although gas turbine exhaust cleanup systems have become commonplace, they add significant additional capital and operating costs, reduce overall generating project performance and efficiency, and in many cases create potential health risks through secondary emissions and the transportation and storage of hazardous reagents. Moreover, these exhaust cleanup systems cannot be used in all gas turbine applications.

           Gas turbine suppliers, such as ABB, General Electric Power Systems, Kawasaki, Pratt & Whitney Canada, Rolls-Royce (through its subsidiary Allison Engine Company), Seimens-Westinghouse, and Solar Turbines offer products for the following markets:

Wholesale Power Generation Sector

           The wholesale power generation market consists mainly of public utilities and wholesale generating companies that operate generating facilities that provide power supplies for utilities or for resale in wholesale markets. Gas turbines used in these facilities are generally large, ranging from 60 to greater than 180 megawatts (MW), to exploit economies of scale. These systems offer commodity energy suppliers greater value through low capital and operating costs, high reliability, and high efficiency through combined-cycle configurations (a gas turbine combined with exhaust heat recovery steam generators and steam turbines). The current method for ensuring the lowest levels of emissions for these systems requires the use of a post-combustion exhaust cleanup system. This method cleans up the pollution after it is formed and results in additional costs, reduced efficiency, and can add concerns related to hazardous reagents and secondary emissions associated with exhaust cleanup systems.

           Gas turbines installed in simple cycle (gas turbine alone) provide electric capacity to support energy needs during peak demand periods or supply shortages. These systems can be sited and constructed quickly and enable operational flexibility. Traditionally, cost-minimizing utilities have operated these “peaking” units sparingly, for emergency service. However, in restructured power markets, with hourly price variation and market prices for reliability services, peaking turbines are increasingly valued by profit-maximizing wholesale generators who can site them quickly in supply-short markets and operate them opportunistically during periods of high prices. The high-temperature exhaust of these units is not suited for conventional exhaust cleanup systems and therefore the ability to fully utilize these systems is presently hampered by their inability to achieve ultra low emissions.

           The wholesale market sector has recently demonstrated very high growth with turbine manufacturers experiencing significant sales increases and backlogs. According to Diesel & Gas Turbine Worldwide (October 1999), worldwide orders of gas turbines greater than 60 MW more than doubled from 1998 to 1999, from 160 units for the year ending May 1998 to 384 units for the year ending May 1999.

Industrial Applications Sector

           The industrial applications market is comprised of small and medium-size gas turbines generally ranging from 15 to 60 MW. The principal users of these turbines are energy intensive industrial facilities that rely on gas turbines for power generation, combined heat and power production (cogeneration), and as mechanical drives for compressors on gas and liquids pipelines. Gas turbines in mechanical drive applications for pipeline compression have high-temperature exhaust that is not suited for exhaust cleanup systems, and thus cannot achieve ultra low emissions with conventional combustion. This restricts their use in areas where air quality is of great concern. The alternative, electric motor drives, are generally far more costly to operate.

Distributed Generation Sector

           New markets for energy services along with advances in smaller-scale generation technologies have made power generation “at the point of use” economical for a variety of applications from light industries to households. This new “at the point of use” or distributed generation power production can offer valuable benefits relative to services from wholesale generated power producers. As part of an energy solution such as combined heat and power, it can offer cleaner power, improved reliability or power quality, “peak shaving,” or the avoidance of the costs of transmission and delivery of utility power. Catalytica believes distributed generation power production at transmission and distribution substations may emerge as an important contributor to power grid reliability.

            Distributed generation is provided by generation technologies typically ranging from less than 1 MW to 15 MW, including small gas turbines, fuel cells, photovoltaic systems, and reciprocating engines. The most successful distributed generation technologies will be those that are clean, reliable, and cost-effective. The ability to site these projects where they provide the most value is essential. Fuel cells and photovoltaic systems offer ultra low emissions power, but present technology is costly. Reciprocating engines and small gas turbines are cost-effective in many applications today, but emissions are a recognized barrier to their use.

           In applications where the economics support distributed generation, small gas turbines and reciprocating engines have a distinct cost advantage compared to fuel cells and photovoltaic systems. However, the cost of compliance with environmental regulations and the risk associated with securing permits have been persistent barriers to implementation of distributed generation projects since by their nature they are located in populated areas, where environmental performance is critical. Moreover, traditional exhaust cleanup technologies can be prohibitive due not only to their cost, but also to the impracticality of the use and storage of toxic reagents in places where people congregate, such as schools, apartment buildings, shopping centers, or hospitals. In addition, these smaller projects are far less able to risk the failure to secure permits or delays arising in the permitting process.

           The distributed generation market is poised for dramatic growth. According to Power Engineering (February 1999), it is predicted to reach a 20%-40% share of total power generation capacity additions over the next ten years. Worldwide sales of gas turbines between 1 and 15 MW were 347 for the year ending May 1999 according to Diesel & Gas Turbine World (October 1999).

History and Background

           Combustion Systems’ Xonon Cool Combustion technology uses catalytic combustion to sustain the combustion process without the high temperature flame zone of conventional combustion. Through the use of Xonon, the temperature at which the combustion process operates is low enough to avoid the formation of nitrogen oxides, while achieving identical combustion efficiency and performance as the conventional combustion process. When incorporated into the combustor of gas turbines, Xonon achieves ultra-low emissions by avoiding the formation of NOx and through complete burnout of CO and hydrocarbons, without adversely affecting turbine performance. Xonon is the only operating technology that enables gas turbines to achieve ultra low emissions through avoidance of pollution formation rather than cleanup through the use of burdensome post-combustion exhaust cleanup systems.

           In December 1997, AGC, a builder of small co-generation plants, successfully ran Xonon on one of its 1.5 MW Kawasaki engines for 1,200 hours, at varying power output levels. AGC’s results documented less than three ppm of nitrogen oxides throughout the 1,200 hour run.

           In October 1998, Combustion Systems and Silicon Valley Power commissioned a Kawasaki gas turbine equipped with the Xonon system to produce power for the public electric power grid. After a series of tests, this unit began continuous operation under commercial conditions in mid-1999. As of December 31, 1999, the Xonon-equipped unit at Silicon Valley Power had operated for six months, with Xonon satisfying EPA criteria for an emissions technology that is “achieved in practice.” The unit had accumulated over 4,000 hours of operation during this time while exhibiting low dynamic pressure oscillation (combustor vibration) and affirming the durability of the combustor components. The Xonon-equipped unit was the only gas turbine ever to demonstrate emissions performance that would satisfy the California Air Resources Board (CARB) and the South Coast Air Quality Management District (SCAQMD) guidelines for new gas turbines without the use of an exhaust gas cleanup system. These guidelines are the country’s most stringent for air quality management.

           Combustion Systems has continued to build on the basic technological concepts underlying Xonon, beginning with sustained catalytic combustion and continuing through successful operation of Xonon catalysts under conditions representing a broad range of gas turbines available today. Combustion Systems is continuing to expand on this base, with efforts underway to further extend catalyst life, gain additional experience with operational transients, and develop component design approaches for engines with different operating conditions and combustor configurations. Combustion Systems believes this accumulated experience is of considerable value to gas turbine manufacturers, facilitating low-risk adaptation of Xonon to other gas turbine models in collaboration with Combustion Systems. Combustion Systems also believes this accumulated experience, along with its intellectual property base, places Combustion Systems at a considerable advantage relative to other potential developers of catalytic combustion.

Combustion Systems’ Strategy

           Combustion Systems is commercializing Xonon Cool Combustion for gas turbines. When incorporated into the combustion system of a gas turbine, Xonon achieves NOx emissions of less than 2.5 ppm. The Xonon combustion system for gas turbines also achieves essentially full burnout of carbon monoxide, an invisible gas that is a health hazard, as well as near-complete combustion of available hydrocarbons, for ultra low emissions combustion performance. In addition, the Xonon combustion system for gas turbines has low combustor vibration (“noise”), or dynamic pressure oscillation, and improved temperature uniformity.

           Combustion Systems believes Xonon for gas turbines will make ultra low emissions operation of gas turbines more cost effective and available for more applications. Xonon is the only combustion system demonstrated to meet the CARB’s gas turbine emissions guidelines without using an exhaust cleanup system. Gas turbine exhaust cleanup systems are costly to install and operate, most use hazardous chemicals, and they cannot be used in all gas turbine applications.

           Combustion Systems manufactures the proprietary Xonon catalytic combustion module, which forms the heart of the Xonon Cool Combustion system for gas turbines. The Xonon combustion system for gas turbines has been developed by Combustion Systems and is being adapted for individual gas turbines in collaboration with original equipment gas turbine manufacturers (OEMs). The Xonon module is designed to be replaced during regularly scheduled maintenance outages (approximately every 8,000 operating hours) through the operating life of the gas turbine and recycled. Combustion Systems intends to develop and sell Xonon Cool Combustion through OEMs and generate additional revenue through the sale of replacement Xonon modules.

           Combustion Systems has entered into agreements with General Electric and Solar Turbines for the adaptation of Xonon to gas turbines in their product lines and is discussing similar agreements with Kawasaki, Rolls-Royce Allison and other OEMs as well as the extension of a previously-announced agreement with Pratt & Whitney Canada. Combustion Systems expects to continue to work these OEMs in an effort to expand the commercial availability of Xonon-equipped gas turbines and to enter into commercialization agreements with other gas turbine manufacturers who seek to differentiate their products through ultra low emissions Xonon combustion technology.

Market for Xonon

           In December 1999, Catalytica announced the first order for Xonon-equipped GE 7FA gas turbines for Enron’s proposed power facility in Southern California. In addition, Combustion Systems expects to continue to work with General Electric to expand the commercial availability of Xonon-equipped gas turbines and to enter into commercialization agreements with other gas turbine manufacturers.

           The Company believes that Xonon has wide applicability and offers distinct advantages in all markets within the power generation and mechanical drive industries. In the large combined-cycle generating facilities that compete in commodity power markets, Xonon is designed to benefit gas turbine operation through cost and performance advantages relative to projects using gas turbines with post emissions cleanup systems. Xonon would enable these units to achieve ultra low emissions levels now achievable only by combined-cycle units with exhaust gas cleanup. Xonon would also eliminate higher emissions as an issue for peaking turbines and would facilitate the siting of these units in urban areas where their capacity is most valuable, but where air quality is a primary concern. Xonon-equipped units would be free of emissions-driven operating restrictions, and thus could be operated in response to market conditions yielding more value for their owners.

           Combustion Systems also believes the Xonon combustion system for gas turbines is an enabling technology for distributed generation applications. Small combustion turbines equipped with Xonon provide a highly cost-effective, ultra low emissions solution for distributed generation applications. Further, with Xonon, the cost and operational burdens associated with exhaust cleanup systems are avoided.

Manufacturing

           Catalytica plans to manufacture commercial quantities of Xonon modules at its facility in Mountain View, California, on a footprint of approximately 4000 square feet. The Company believes that this manufacturing capacity will require only modest capital expenditures over the next several years for considerable expansion of its capabilities to supply Xonon.

           During 1999, Combustion Systems earned ISO 9001 Registration for the production of its current products. ISO 9001 is the most comprehensive standard in the ISO 9000 series and covers design, manufacture, installation, and servicing systems. Catalytica believes that this provides continued evidence of the Company ’s ability to deliver a high-quality product that will meet the requirements and expectations of gas turbine manufacturers offering Xonon to their customers.

Regulatory

           The Xonon ™ Cool Combustion system has operated on a continuous basis for six months, accumulating over 4,000 hours of essentially pollution-free power for Silicon Valley Power. Such operations satisfy federal Environmental Protection Agency (EPA) guidelines for an emissions control technology that is “achieved in practice.” Based on the performance of Xonon during its six months of operations, Catalytica believes that Xonon is the only combustion system demonstrated to meet the country’s most stringent guidelines for air pollution emissions levels for gas turbines without requiring an exhaust cleanup system. As a control technology that is achieved in practice, Xonon will be evaluated in regulatory proceedings that determine whether proposed new gas turbine projects employ Best Available Control Technology (BACT).

           Current federal law governing air pollution generally does not mandate the specific means for controlling emissions. Federal law, instead, creates ambient air quality standards for individual geographic regions to attain in light of the general level of air pollution in the region. State and local authorities determine specific strategies for reducing emissions or specific pollutants to meet federal standards. State and local authorities also adopt performance standards for all major new and modified sources of air pollution. Generally, the more polluted the air in a particular region becomes, the more stringent the emissions restrictions.

           Under the Clean Air Act, the EPA establishes ambient air quality standards. Areas that meet the standards are considered “attainment areas,” while areas not meeting the standards are considered “non-attainment areas.” In non-attainment areas, regulations require that the emissions of a new gas turbine be “offset,” that is, the user must offset the entire emissions of the project so that there is no net increase of emissions for the area. There is often a multiplier applied to the new emissions, so that the new project combined with the “offset” must actually provide a net decrease in emissions.

           One way to meet the offset requirements is to make contemporaneous reductions of emissions at the same facility, by placing controls on existing equipment at the location or by taking existing equipment out of service. If it is not feasible to make offsetting reductions at the facility, then the user must obtain emissions reduction credits from its own or someone else’s locations to offset the emissions from the project. There is a developing market for credits, which provides economic value to users with credits available and establishes the cost for those who must acquire credits.

           The EPA upholds stringent air quality standards for ground-level ozone (smog) and particulate matter (soot). Since nitrogen oxide is both a principal component of smog and a contributor to the formation of fine particulate matter, nitrogen oxide reduction at power generation facilities is important to the regulation of air quality. In addition to environmental requirements in the United States, there are increasing restrictions on emissions abroad, particularly in Japan and Western Europe. Incorporating Xonon into the world’s supply of gas turbines would reduce emissions of smog producing NOx by hundreds of thousands of tons per year. Replacing just 28% of the existing coal fired power generation with Xonon-equipped gas turbines would be sufficient to meet the U.S. obligation for the reduction of global warming gasses as stipulated by the Kyoto Accord. Moreover, it would reduce NOx emissions by two to three million tons per year.

Ownership and Collaborative Relationships

           In January 1998, Enron, a leading buyer of stationary gas turbines, announced that it intends to use the Xonon system in its utility power generation, distributed power generation and pipeline compressor applications. At the same time, Enron Ventures, a wholly-owned subsidiary of Enron, purchased a 15% equity interest in Combustion Systems for $30.0 million. Enron Ventures also received a three-year option to purchase an additional 4.9% equity interest in Combustion Systems for $14.4 million. Pursuant to the terms of the investment, Thomas E. White, the Vice-Chairman of Enron Energy Services, was appointed to the board of directors of Combustion Systems. In December 1999, Enron specified Xonon as its preferred emissions control system with GE 7FA turbines that have been ordered for the proposed Pastoria Energy Facility which is currently under regulatory review by the California Energy Commission (CEC). The Pastoria Energy Facility, a project proposed by affiliates of Enron North America, a subsidiary of Enron Corp., is a 750 megawatt (MW) natural gas fired power generation project located on Tejon Ranch property south of Bakersfield, California. If the project is approved by the CEC, it is expected to begin construction in 2001 and enter commercial operations by the summer of 2003.

           Combustion Systems also has entered into several collaborative relationships with leading industry participants to produce and sell the Xonon system in specific manufacturers’ turbines. Currently, Combustion Systems has entered into the following collaborative relationships:

•
In November 1998, Combustion Systems signed an agreement with General Electric, the world’s largest manufacturer of natural gas turbines, for the development and marketing of the Xonon system in new and existing General Electric gas turbines. Under the terms of the agreement, General Electric Power Systems and Catalytica agreed to cooperate in the design, application and commercialization of the Xonon system for both new and installed General Electric E-class and F-class turbines, which are large turbines used principally in power generation. The parties previously had been working together on the application of the Xonon system in gas turbines since 1991. As a result of Enron’s specification of Xonon in their GE 7FA turbine orders for the Pastoria Energy Facility, Catalytica and GE have accelerated their application of Xonon to these turbines for timely incorporation for this project.

•
Combustion Systems also is working with Solar Turbines and is in discussions with Kawasaki, Pratt & Whitney Canada, and Rolls-Royce Allison to investigate the application of the Xonon system to small and medium-sized gas turbines. Because of the large installed base of Allison, Kawasaki and Solar turbines, Catalytica believes there may be a significant retrofit market opportunity for many of these turbines located in areas with increasing emissions regulations.

•
In October 1996, Combustion Systems and Woodward Governor Company formed a joint venture called GENXON to develop combustion systems based on the Xonon technology for the retrofit of installed, out-of-warranty gas turbines. Each company contributed a limited license for use of their respective technologies for the retrofit of out-of-warranty turbines not supported by original equipment manufacturers. To date, the parties have contributed an aggregate of $24.2 million to the joint venture, of which Woodward contributed $15.0 million and Catalytica contributed $9.2 million.

           In January 1995, Combustion Systems entered into a cross-license agreement with Tanaka Kikinzoku Kogyo K.K., a Japanese precious metals company. The agreement provides that Combustion Systems has the exclusive right to commercialize jointly-owned patents and technology for large turbines worldwide and small turbines outside of Asia. The agreement also provides that Tanaka has the exclusive right to commercialize this technology in automobiles worldwide and in small turbines in Asia. In both cases, the licensed party is obligated to pay a modest royalty for net product sales using the base unit price of the licensed product (minus precious metals cost) as a basis. In each case, it is possible to sell catalytic combustion products into the other party’s areas of exclusivity, provided an additional royalty is paid.

Combustion Systems’ Intellectual Property

           Combustion Systems regards the protection of its intellectual property as critical to its future success and relies on a combination of patent, trademark, trade secret and other intellectual properties, nondisclosure agreements and other protective measures to protect its proprietary rights. Catalytica has an active patent program for its technology. A total of 15 patents have been issued and six patent applications are pending in the United States related to Combustion Systems’ catalytic combustion technology. Combustion Systems also has filed applications in foreign countries that may represent significant market opportunities. These patents and patent applications apply to various aspects of its catalytic combustion technology, including catalyst compositions, catalyst structure and design, multistage catalytic combustion concepts and certain modifications to gas turbine combustors.

Competition

           Combustion Systems expects to compete with providers of “lean pre-mix ” systems, including Allison, General Electric and Solar, and with manufacturers of emissions cleanup systems, such as selective catalytic reduction. Most of its competitors have substantially greater financial resources and larger research and development staffs. The turbine manufacturers are also potential customers of Combustion Systems. Combustion Systems expects to rely on these customers to help commercialize its products. If turbine manufacturers focus solely on their own solutions and products and do not adopt and promote Combustion Systems’ technologies, Combustion Systems’ competitive position and sales prospects would be materially adversely affected.

            Technologies such as wet controls and “lean pre-mix ” systems reduce the formation of pollution in the combustor of gas turbines and are provided by turbine manufacturers such as Allison, General Electric and Solar, while selective catalytic reduction (SCR) systems are used for post-combustion pollution cleanup.

Wet Controls and Lean Pre-mix

           The natural gas turbine combustor typically operates at a peak flame temperature of about 3,270 degrees Fahrenheit, creating NOx emissions of 75 to 200 ppm. By reducing the combustor operating temperature through “wet controls” and “lean pre-mix,” gas turbine manufacturers are able to achieve emissions levels in the range of 9-40 ppm.

•
Wet controls, a once-popular method for reducing nitrogen oxide, reduce the peak flame combustor temperature by injecting water or steam into the turbine combustor. NOx emissions levels can be reduced to about 40 ppm with water and about 25 ppm with steam injection. However, the use of water and steam requires that purified water be available at the site location. Capital and operating costs can increase if pure water is not available and water cleanup is required. Additionally, corrosion induced by water impurities can cause serious turbine damage. These problems, as well as the relatively high levels of nitrogen oxide still produced, have limited the use of wet controls as a NOx emissions control technology.

•
Lean pre-mix is a combustion process in which natural gas and air are pre-mixed before entering the combustor to reduce the amount of fuel in the mix. Turbine manufacturers utilizing this approach have achieved emissions levels of approximately 15 to 25ppm and may achieve emissions levels of approximately 9 to 15 ppm in the next product generation. Compared to wet controls, the initial costs of this method are moderate to high and operating costs are low to moderate. However, operating costs may increase as emissions are reduced below 25 ppm, due to combustor “noise” or vibrations, which may adversely affect reliability.

Selective Catalytic Reduction

           The most common post combustion cleanup process is selective catalytic reduction, which reduces NOx emissions by approximately 80%. For example, a turbine with NOx emissions at 25 ppm can be reduced by 80%, to about five ppm, with the addition of a selective catalytic reduction unit. Capital and operating costs of this approach add significantly to the overall cost of producing power. In addition, the natural gas turbine operator must store and handle large quantities of ammonia, a toxic, hazardous substance, and the system results in secondary emissions of ammonia. Further, selective catalytic reduction systems cannot be used in all gas turbine applications. Selective catalytic reduction systems are designed for use in gas turbine applications such as combined cycle or cogeneration projects that also employ exhaust heat recovery systems since lower heat exhaust temperatures are required for selective catalytic reduction to be effective. Gas turbines with conventional combustion systems installed in simple-cycle or mechanical drive applications cannot employ selective catalytic reduction since installation of a heat recovery system in these systems is impractical, cost-prohibitive, and in some cases technically unfeasible. These combustion systems are thus unable to achieve the lower exhaust temperatures required for the use of a selective catalytic reduction unit.

Combustion Systems’ Management and Directors

           As part of Combustion Systems’ strategy to create focused business units, Combustion Systems has assembled a management group that includes dedicated senior executives and independent directors who provide relevant industry experience. The directors and executive officers of Combustion Systems are:

Name	Age	Position with Catalytica Combustion Systems
Dennis A. Orwig	53	President, Chief Executive Officer and Director
Lawrence W. Briscoe	55	Chief Financial Officer and Director
Ralph A. Dalla Betta	54	Vice President and Chief Scientist
William B. Ellis	59	Director
Frederick O’Such	62	Director
Ricardo B. Levy	54	Director
John A. Urquhart	71	Director
Thomas E. White	56	Director

           Dennis A. Orwig joined Combustion Systems in April 1996 as executive vice president, and was named president and director of Combustion Systems in June 1996. Before Combustion Systems, he spent three years as an executive in the Office-of-the-President of Elliott Company, a manufacturer of products for the power generation and petrochemical industries. From 1989 to 1993, Mr. Orwig served as president and chief executive officer of ABB Power Generation, Inc. He previously served as vice president and general manager of Combustion Engineering Corporation and in various executive positions at AccuRay Corporation. Mr. Orwig holds B.S. degrees in chemical engineering and pulp and paper science from Miami University, and has an advanced degree from Duke University.

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

            Frederick O’Such has served as a director of Combustion Systems since 1995. He served as group vice president with Gulton Industries, Inc. from 1963 to 1970. From 1970 to 1981, Mr. O’Such served as group president and vice president, corporate development with Envirotech Corporation. From 1981 to 1986, Mr. O’Such served as chief executive officer of Xertex Corporation. Mr. O’Such currently is president and chief executive officer of Xertex Capital. Mr. O ’Such is a member of several boards of directors, and holds an M.B.A. from Harvard University and a B.S. in chemical engineering from Lehigh University.

            Thomas E. White joined the board of Combustion Systems in January 1998. Mr. White was named chairman and chief executive officer of Enron Power Corp., a wholly-owned subsidiary of Enron in 1991 and assumed the title of vice chairman at Enron Operations Corp. in 1993 and Enron Energy Services in 1998. Mr. White joined Enron in 1990 after retiring as a Brigadier General from the United States Army, following 23 years of military service. Mr. White holds a B.S. in engineering from the United States Military Academy and an M.S. in operations research from the United States Naval Post Graduate School.

            Lawrence W. Briscoe, Ralph A. Dalla Betta, Ricardo B. Levy, Ph.D. and John A. Urquhart, who are officers and/or directors of Combustion Systems, are also officers and/or directors of Catalytica. For information on their business backgrounds, see “Catalytica Management and Executive Compensation.”

Catalytica Advanced Technologies, Inc.

           Catalytica Advanced Technologies is located in Mountain View, California, and engages in the identification and development of new commercial opportunities for the application of Catalytica ’s core catalytic technologies. Catalytica Advanced Technologies also is reviewing opportunities to use Catalytica Combustion Systems’ Xonon system in applications other than gas turbines.

           In 1998, Catalytica Advanced Technologies formed a joint venture with United Catalysts, Inc., a subsidiary of the Süd-Chemie Group, a German chemical company, for the custom manufacturing, process development and marketing of organometallic catalysts for the plastics industry. The joint venture, Süd-Chemie Catalytica, initially called Single-Site Catalysts L.L.C., is working with a new class of chemical compounds that produce highly controlled polymerization reactions for the manufacture of polymers, using proprietary synthesis technology developed by Catalytica. The Süd-Chemie Group contributed the initial capital to the venture and is responsible for marketing and sales of organometallic catalysts. Catalytica Advanced Technologies contributed its proprietary production technology in developing and manufacturing single-site catalysts as well as its relationships with its existing customers. In August 1999, S üd-Chemie Catalytica formed a venture with AlliedSignal Inc. (subsequently merged with Honeywell) for the joint development and manufacturing of boron co-catalysts used in a wide range of polymer applications. This alliance combines the expertise of Honeywell’s FluoroSolutions SM business with Süd-Chemie Catalytica’s expertise in the manufacturing, development, and marketing of organometallic catalysts.

           In 1998, Catalytica Advanced Technologies and McDermott Technology began collaborating on projects to develop and commercialize fuel processing technology for fuel cells, including the reforming of gasoline and natural gas for transportation and stationary power applications. In September 1998, the companies were awarded a contract by the California Energy Commission to include the development of a gasoline desulfurizer used to prepare gasoline for conversion to hydrogen for fuel cell-powered vehicles. In June 1999, the parties expanded their relationship to include the development of a compact catalytic fuel processor for use with fuel cells in transportation applications. Under the terms of the new agreement, which also is being partially funded through a United States Department of Energy grant, the partners will develop a compact, fully integrated system capable of processing multiple fuels into a hydrogen-rich gas suitable for powering proton exchange membrane fuel cells.

           In June 1999, Catalytica Advanced Technologies began to explore opportunities to provide catalytic-based high throughput discovery and development services to the materials and process industries. Through its proprietary and patented technologies, Catalytica Advanced Technologies’ aim is to enable scaleable, reliable and rapid synthesis and screening of catalysts to find economic improvements for large chemical processes.

Catalytica, Inc.

Human Resources

           As of December 31, 1999, Catalytica and its subsidiaries had approximately 1,680 employees. Catalytica is not subject to any collective bargaining agreements and believes that it maintains good relations with its employees.

Catalytica, Inc. Executive Management and Directors

           The directors and executive officers of the Company are:

Name	Age	Position
Ricardo B. Levy	54	President, Chief Executive Officer and Director
Lawrence W. Briscoe	55	Vice President, Finance and Administration, and Chief Financial Officer
Ralph A. Dalla Betta	54	Vice President and Chief Scientist
John M. Hart	52	Vice President, Human Resources
Jacqueline Cossmon	44	Vice President, Investor Relations
James A. Cusumano	57	Chairman of the Board
Richard Fleming	75	Director
Alan E. Goldberg	45	Director
Howard I. Hoffen	36	Director
Ernest Mario	61	Director
John A. Urquhart	71	Director

           Ricardo B. Levy, a founder of Catalytica and a director since 1974, served as chief operating officer from Catalytica’s inception in 1974 until August 1991, when he became president and chief executive officer. Before founding Catalytica, Dr. Levy was a founding member of Exxon’s Chemical Physics Research Team. Dr. Levy is an alumnus of Princeton and Harvard University’s Executive Management Program, and has a Ph.D. in chemical engineering from Stanford University.

            Lawrence W. Briscoe joined Catalytica in July 1994 as chief financial officer and vice president, finance and administration. Before joining Catalytica, he held various executive and financial positions including president and chief operating officer and director of Brae Corporation, vice president of corporate development at Transamerica Corp. and chief executive officer of United States Commercial Telephone Corp. Mr. Briscoe has an M.B.A. from Stanford University, an M.S. in business from the University of Southern California and a B.S. in electrical engineering from the University of Missouri.

           Ralph A. Dalla Betta, Ph.D., joined Catalytica in 1976 and serves as the chief scientist of Catalytica and vice president of Catalytica Combustion Systems. Dr. Dalla Betta’s major interests are in the design and synthesis of heterogeneous catalysts, the detailed characterization of catalyst structure and surface properties and catalyst testing. Before joining Catalytica, Dr. Dalla Betta spent four years at Ford Motor Company where he worked on emissions control catalysis in the period when catalytic converters were first applied commercially to automobiles. His development work has included catalytic combustion systems that produce low nitrogen oxide emissions, selective hydrogenation catalyst systems and a rapid technique for measuring noble metal surface areas for analyzing vehicle emissions control catalysts. Dr. Dalla Betta has a Ph.D. in physical chemistry from Stanford University.

           John M. Hart joined Catalytica in 1998 after serving as a consultant in human resources strategic planning, management and organization development to several major corporations. Before that time, Mr. Hart was senior vice president, human resources for USL Capital, Inc., the financial services company of Ford Motor Company, and between 1991 and 1993, he held a similar position at U.S.F. & G. Corporation. Between 1984 and 1991, Mr. Hart was senior vice president at Heller International. Mr. Hart has a B.S. in management science from Rensselaer Polytechnic Institute and an M.B.A. from Fairleigh Dickenson University.

            Jacqueline Cossmon joined Catalytica in late 1998 as vice president of investor relations, having spent over 18 years in the healthcare industry, with a focus in the last nine years on investor and public relations. She has headed the investor relation’s efforts for Applied Biosystems and Applied Immune Sciences. Prior to that, Cossmon held various management positions including national sales manager and national accounts manager for biochemical and bioseparation products at Applied Biosystems. She holds an MBA with an emphasis in finance from Santa Clara University and is an active member of the National Investor Relations Institute.

           James A. Cusumano, a founder of Catalytica and a director since 1974, served as president of Catalytica from its inception in 1974 until 1985, when he became chairman of the board and chief technical officer. In 1998, Dr. Cusumano became chief strategic officer and served in this capacity through 1999. From 1992 to 1998 he served as president and chief executive officer of Catalytica Pharmaceuticals. Dr. Cusumano served as director of Catalysis Research and Development at Exxon’s Corporate Research Laboratory from 1967 to 1974. Dr. Cusumano has a Ph.D. in physical chemistry from Rutgers University.

           Richard Fleming has been a director of Catalytica Pharmaceuticals since 1995. Mr. Fleming has been a director of Catalytica since 1985 and also serves as an advisor and consultant to Catalytica. Mr. Fleming was president and chief executive officer of Catalytica from 1985 through August 1991. From 1969 to 1980, Mr. Fleming served at Air Products and Chemicals, most recently as executive vice president. From 1980 to 1981, he served as president and chief operating officer of GAF Corporation, a multi-industry company. He has served as president and chief executive officer of Richard Fleming Associates, Inc., a consulting firm, since May 1981 and is past vice chairman for Membership and Fiscal Affairs of the Chemical Industry Institute of Toxicology. Mr. Fleming has an M.S. in chemical engineering from New York University.

           Alan E. Goldberg has been a director of Catalytica since August 1997. Mr. Goldberg is chairman and chief executive officer of Morgan Stanley Dean Witter Private Equity. Mr. Goldberg joined Morgan Stanley Dean Witter in 1979. He was elected vice president in 1984 and in July 1984, he participated in the formation of the Private Equity Business. He was promoted to principal in 1986 and elected managing director in 1988. He also serves as a director of Equant N.V., Smurfit-Stone Container Corporation, Allegiance Telecom Inc. and several privately held companies. Mr. Goldberg received his B.A. in philosophy and economics in 1975 from New York University. In 1979, he earned an M.B.A. from New York University and a J.D. from Yeshiva University. Mr. Goldberg became a member of the New York Bar in 1979.

           Howard I. Hoffen has been a director of Catalytica since August 1997. Mr. Hoffen is a managing director of MSDW Capital Partners IV, Inc. and Morgan Stanley Dean Witter. He joined Morgan Stanley Dean Witter in 1985 and Private Equity in 1986. Mr. Hoffen is a director of Somerset Energy and Union Drilling. Mr. Hoffen has a B.S. from Columbia University and an M.B.A. from the Harvard Business School.

           Ernest Mario, Ph.D. has been a director of Catalytica Pharmaceuticals and Catalytica since July 1996. Dr. Mario is chairman and chief executive officer of ALZA. Before joining ALZA in August 1993, Dr. Mario was deputy chairman and chief executive officer of Glaxo Holding p.l.c., having served in a variety of executive positions with Glaxo, Inc., beginning in 1986. From 1977 to 1984, he held various executive level positions with Squibb Corporation, ending as president and chief executive officer of Squibb Medical Products. Dr. Mario is a member of the board of directors of several companies, including SonoSite, COR Therapeutics and Pharmaceutical Product Development Co. Dr. Mario has a Ph.D. and M.S. in physical sciences from the University of Rhode Island, and a B.S. in pharmacy from Rutgers University. He is a licensed pharmacist in the states of New York and Rhode Island, and an adjunct professor of pharmacy at the University of Rhode Island.

           John A. Urquhart has been a director of Catalytica and Catalytica Combustion Systems since April 1997 and has served as a special board advisor to Catalytica Combustion Systems since July 1995. He currently serves as senior advisor to the chairman of Enron Corporation, a global integrated natural gas company, and also served as the vice chairman of Enron from 1990 to 1998. Mr. Urquhart also serves on a number of other corporate boards of directors, including Enron, Hubbell Incorporated, TECO Energy, Inc., Weir Group PLC and Tampa Electric Co. He previously served as the senior vice president / executive vice president of industrial and power systems at General Electric. In addition, he served five years as a committee member on the board of the United States Council for Energy Awareness.

Item 2.    PROPERTIES

           Catalytica ’s headquarters and research and development facilities, based in Mountain View, California, occupy four buildings covering approximately 85,000 square feet. The Company’s lease expires on December 31, 2003, with a five-year option for renewal. The Company’s research and development facility is adequate for the Company’s needs for the foreseeable future.

           Catalytica ’s Pharmaceuticals’ manufacturing facilities are located in Greenville, North Carolina, South Haven, Michigan, and East Palo Alto, California. The pharmaceutical manufacturing facility located in Greenville, North Carolina, ( “Greenville Facility”) was purchased from Glaxo Wellcome on July 31, 1997. The site comprises 584 acres of land, approximately 165 of which are occupied by 49 buildings totaling 1.8 million square feet of space. The site is used to manufacture chemical intermediates and bulk drug products and formulate and package those drugs into final dosage forms for shipment both domestically and internationally. A key strategic advantage of this facility is the ability to integrate the production and packaging in individual dosage form of the final pharmaceutical product starting from relatively basic raw materials.

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

           In an effort to facilitate the remediation, the Company entered into an agreement with Glaxo Wellcome that requires it to provide Glaxo Wellcome with access to the Greenville Facility and certain facility services as required for the remediation. Glaxo Wellcome has agreed to reimburse the Company for the costs of such access. The Company, however, cannot assure you that its costs will be reimbursed by Glaxo Wellcome or that it will not suffer any interference with ongoing operations because of Glaxo Wellcome’s remediation activities or the existence of contamination at the Greenville Facility. In addition, the Company’s future development of the facility may be limited by the existence of contamination or Glaxo Wellcome’s remediation activities.

           Catalytica Pharmaceuticals’ ongoing operations at the Greenville Facility may also cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals could involve costly and time-consuming negotiations and litigation. Furthermore, any such contamination caused by Catalytica Pharmaceuticals could materially adversely affect the business, results of operations and financial condition of Catalytica Pharmaceuticals, and consolidated results of operations and financial condition.

           A moderate amount of asbestos containing material (“ACM”) is present at the Greenville Facility. The Company believes that the ACM, in its present condition, does not require abatement. Abatement is only required if renovations are performed in those areas containing ACM. The Company assumed the liability associated with the abatement of the ACM present at the Greenville Facility under the purchase agreement with Glaxo Wellcome. During 1998, the Company began performing some asbestos abatement, and reduced the liability accordingly.

           In September 1999, Catalytica acquired Wyckoff Chemical Company, which is now known as Wyckoff, Inc., and operates as a division of Catalytica Pharmaceuticals, Inc. Wyckoff’s facility is located on 40 acres of land in South Haven, Michigan with available acreage for additional expansions. There is approximately 105,000 square feet of office, manufacturing, and R&D facilities at the South Haven site. As of December 31, 1999, there were approximately 174 employees at this facility, most of whom were existing employees hired in connection with the acquisition.

           The facility in East Palo Alto, California is on approximately five acres. The Company owns the buildings, but leases the land at the site from Rhône Poulenc Inc. The initial lease term is 15 years and expires on November 30, 2008, after which the Company has options to extend for two five year periods, and one four-year option to extend the lease term after expiration of the first two option periods. See Item 7. Risk Factors, “Soil and groundwater contamination exists at our facilities, and the contamination may result in large expenditures of cash and other resources.”

Item 3.     LEGAL PROCEEDINGS

           On August 15, 1999, Catalytica’s Greenville Facility experienced a chemical release as a result of a broken pipeline. Shortly thereafter, Catalytica, the North Carolina Occupational Health and Safety Agency and the North Carolina Air Quality Division initiated an investigation of this incident. On February 14, 2000, OSHA issued its official findings, which included citations and administrative penalties. OSHA and Catalytica have entered into a settlement agreement whereby Catalytica has agreed to address the OSHA observations within stipulated time schedules. The settlement included an agreement by Catalytica to provide funds to Pitt County Emergency Services in the amount of $93,100, and to pay OSHA $372,400.

           In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City’s gas turbines with the XONON system for a total turnkey price of $700,000. GENXON did not complete the agreed-upon retrofit and returned the engine to the City in its original state. In February 1999, Catalytica received a letter from the City of Glendale alleging contractual damages and requesting monetary restitution in order to settle this matter. The parties are currently discussing alternatives to resolve the contractual issues related to the project, however, this matter may result in litigation. While it is not possible to predict with certainty the outcome of this matter, and while the Company does not believe an adverse result would have a material effect on the Company’s consolidated financial position, it could be material to the results of operations for a fiscal year.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

           Catalytica ’s Common Stock is traded in the Nasdaq National Market under the symbol “CTAL.” The following table shows the range of high and low closing prices of Catalytica’s Common Stock as reported by the Nasdaq National Market by quarter and the dividends paid per share of Wyckoff common stock for each quarterly period in 1999 and 1998. Such prices represent interdealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.

	1999								1998
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Common stock price per share:
High	$ 18	[1] /16	$ 14		$17	[11] /16	$14	[7] /8	$ 13	[15] /32	$ 19	[5] /8	$ 20	[13] /16	$ 18	[7] /8
Low	11		10	[7] /8	11	[5] /8	10	[1] /4	10	[3] /4	12	[13] /16	10	[3] /16	13	[3] /4
Dividends per share of Wyckoff common stock(1)	$0.30		$0.30		$ —		$ —		$0.30		$0.30		$0.30		$0.30

(1)	The Wyckoff acquisition was accounted for as a pooling of interests, prior to the pooling of interests, Wyckoff paid dividends quarterly of $0.30 per share.

           At February 29, 2000, there were approximately 789 holders of record of the Company’s Common Stock.

           The market price of the Common Stock has been and is likely to be highly volatile. Factors such as the results of research and development and pilot scale testing by Catalytica and its collaborative partners, the effectiveness and commercial viability of products of Catalytica or its competitors, changes in environmental regulations, announcements of technological innovations or new products by the Company or its competitors, fluctuations in the Company’s operating results, including changes in the rate of growth and profitability of its Pharmaceuticals business, and changes in recommendations by financial analysts could have a significant impact on the future price of the Common Stock. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

           During 1999, the Company acquired Wyckoff Chemical Company, Inc. Although Catalytica has never declared or paid cash dividends on its capital stock, Wyckoff paid dividends to its common shareholders at $0.30 per quarter. The Company currently intends to retain its earnings to finance the operation and expansion of its business and therefore does not expect to pay any cash dividends in the foreseeable future.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

           The following table presents selected financial data of Catalytica. This historical data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,
	1999	1998(2)	1997(2)	1996(2)	1995(2)
	(In thousands, except per share amounts)
Revenues:
Product sales	$398,098	$390,175	$205,776	$38,854	$35,348
Research and development	25,600	16,284	6,599	6,501	4,766

Total revenues	423,698	406,459	212,375	45,355	40,114
Net income (loss) before common stock redemption	27,131	22,817	3,180	(2,490)	(7,837)
Premium paid on common stock redemption	—	—	(3,750)	—	—

Income (loss) attributable to common shareholders	$ 27,131	$ 22,817	$ (570)	$(2,490)	$(7,837)

Basic earnings (loss) per share(1)	$ 0.47	$ 0.40	$ (0.02)	$ (0.11)	$ (0.40)
Diluted earnings (loss) per share(1)	$ 0.39	$ 0.34	$ (0.02)	$ (0.11)	$ (0.40)
Cash dividends paid to Wyckoff shareholders	$ 0.60	$ 1.20	$ 1.20	$ 1.20	$ 1.20
Cash, cash equivalents, and short-term investments	$ 40,346	$ 46,462	$ 47,372	$24,787	$21,346
Total assets	428,508	382,469	362,445	72,977	59,455
Long-term debt	51,000	73,461	82,178	10,002	9,373
Class A and B common stock	97,079	97,079	97,079	—	—
Stockholders’ equity	128,748	95,944	71,194	34,016	36,401

(1)
Net income (loss) per share in 1997 reflects a reduction in net income of $3.75 million relating to the premium paid for the repurchase of five million shares of Class B Common Stock with proceeds received from the exercise of warrants issued to stockholders as a dividend.

(1)	Restated for the effects of the pooling of interests of Wyckoff in 1999. See Note 10 to Catalytica’s Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties including but not limited to those statements containing the words “believes”, “anticipates”, “estimates ”, “expects”, and words of similar import, regarding the Company’s strategy, financial performance and revenue sources. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to update publicly any forward looking statements to reflect new information, events or circumstances after the date of this release or to reflect the incurrence of unanticipated events. See “Forward Looking Statements May Prove Inaccurate ”.

Overview

            Catalytica, Inc. (“Catalytica” or “the Company”) finds new pathways to improve processes for chemical change. For the pharmaceutical industry, Catalytica applies its innovative and patented catalytic technologies and proprietary chemistries to improve the steps for making a pharmaceutical molecule and also finds better and more efficient ways to produce products in commercial scale quantities. For the power industry, Catalytica’s application of a chemical catalyst and proprietary technology enables gas turbines to produce essentially pollution free power.

           Catalytica ’s core expertise is in the discovery and effective application of catalysts—substances that change the rate of chemical reactions but are themselves unchanged at the end of the process. Catalysts enable faster reactions, improve the yield of a process, eliminate steps or make reactions cleaner by eliminating the use of toxic materials. Catalytica has broadened its proprietary technology base and has identified key markets for its products and services. Catalytica operates through three subsidiaries: Catalytica Pharmaceuticals, Catalytica Combustion Systems, and Catalytica Advanced Technologies.

           On September 20, 1999, the Company acquired Wyckoff, which develops, manufactures and markets a broad range of active pharmaceutical and advanced fine chemical ingredients. At the completion of the acquisition, Wyckoff became a wholly owned subsidiary of the Company. Wyckoff sells its products and custom synthesis services principally to pharmaceutical companies that sell branded or generic pharmaceutical products.

           The acquisition was accounted for as a pooling of interests. The consolidated financial statements for the three years ended December 31, 1997, 1998, and 1999 reflect the Company’s financial position and the results of operations as if Wyckoff was a wholly-owned subsidiary of the Company since inception.

           On January 14, 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation, purchased a 15% minority interest in Combustion Systems for $30.0 million. Catalytica owns the 85% balance of the outstanding equity of Combustion Systems. In addition, Enron also received a three-year option to purchase an additional 4.9% of Combustion Systems for $14.4 million. Enron ’s investment is reflected as minority interest.

           In March 2000, the Company announced that it intends to conduct an initial public offering of Combustion Systems to infuse additional capital into the subsidiary, and to offer better recognition of value for Combustion Systems and Catalytica shareholders.

Results of Operations

           Catalytica operates primarily in the pharmaceuticals and combustion systems industries. Catalytica has determined its operating segments based upon how the business is managed and operated. Catalytica Pharmaceuticals and Combustion Systems have their own sales, research and development, and operations departments.

	For the year ended December 31,			Annual % Change
	1999	1998	1997	1999/1998	1998/1997
	(dollars in thousands)
Revenues:
Product sales	$398,098	$390,175	$205,776	2%	90%
Research and development contracts	25,600	16,284	6,599	57%	147%

Total revenues	$423,698	$406,459	$212,375	4%	91%

            Revenue:    Revenue increased 4% from 1998 to 1999 due to an increase in both product sales and research revenues. Product sales increased 2% during this period, despite a two-week closure of the Greenville Facility in September 1999, as a result of Hurricane Floyd. During 1999, product sales attributable to Glaxo Wellcome declined in accordance with scheduled volume reductions under the terms of the original Glaxo Wellcome Supply Agreement. This decline was partially offset by new business negotiated with Glaxo Wellcome. The decline in product sales attributable to Glaxo Wellcome was also offset by expansion of sales to Warner Lambert and other new and existing customers.

           During 1999, 67% of Catalytica’s revenues were derived from sales to Glaxo Wellcome, of which 38% were derived from sales to Glaxo Wellcome under the original Supply Agreement. As part of the original Supply Agreement and related amendments to the original Supply Agreement, Glaxo Wellcome has guaranteed that revenues paid to Catalytica will meet a specified minimum level of revenue in each year of the agreement. Product shipments to Glaxo Wellcome have exceeded the levels associated with the aggregate annual minimum payments provided for in the original Supply Agreement and related amendments. Therefore, Glaxo Wellcome has made no shortfall payments to Catalytica.

           The significant increase in revenue of 91% from 1997 to 1998 is due to an increase in product sales attributable to a full year of operations at the Greenville Facility and the related Supply Agreement with Glaxo Wellcome. On July 31, 1997, Catalytica purchased the Greenville Facility from Glaxo Wellcome. This purchase, including the related Supply Agreement and subsequent amendments, enabled Catalytica to substantially increase its product revenues beginning in August 1997. During 1998, 79% of revenues were derived from sales to Glaxo Wellcome, of which 72% were derived from sales to Glaxo Wellcome under the original Supply Agreement. During the same period in 1997, 74% of Catalytica’s revenues were derived from sales to Glaxo Wellcome, all of which were derived from sales to Glaxo Wellcome under the original Supply Agreement.

            Research and development revenue:     Research and development (“R&D”) contract revenue increased 57% from 1998 to 1999, due to an increase in new R&D contracts with customers by Catalytica Pharmaceuticals. This increase in Catalytica Pharmaceuticals ’ R&D revenue was partially offset by a decrease in external research funding received by Combustion Systems during 1999. The increase in R&D revenue was also partially offset by a decrease in Advanced Technologies’ R&D revenue as it decreased its emphasis on contract research and focused its efforts on development of new technologies through joint ventures. Catalytica’s R&D revenues are expected to increase further in 2000, as Catalytica continues to expand its R &D efforts and signs additional contracts with new and existing customers, especially in the pharmaceutical business.

           To more clearly reflect its R&D activities, Catalytica reclassified from product sales to research revenues approximately $8.6 million for the year ended December 31, 1998. After this reclassification, R&D contract revenue increased 147% from 1997 to 1998, which largely reflects an increase in new research partners and related funded research activities at Catalytica Pharmaceuticals. This increase also reflects an increase in funded research associated with Advanced Technologies and Combustion Systems.

	For the year ended December 31,			Annual % Change
	1999	1998	1997	1999/1998	1998/1997
	(dollars in thousands)
Costs and Expenses:
Costs of goods sold	$312,533	$316,820	$176,546	(1)%	79%
Research and development	42,573	32,366	11,007	32%	194%
Selling, general and administrative	28,602	21,029	11,306	36%	86%
Interest expense	8,363	9,569	6,006	(13)%	59%
Loss on joint ventures	1,132	3,827	4,355	(70)%	(12)%
Provision for income taxes	6,445	2,925	1,425	120%	105%

           Cost of goods sold:    Cost of sales decreased 1% from 1998 to 1999, which corresponds to a 2% increase in product sales. This improvement in the gross margin due to improved manufacturing efficiencies in the first two quarters of 1999, was largely offset by the impact of Hurricane Floyd in the third quarter of 1999. Cost of goods sold was unfavorably impacted by $4.75 million during the third quarter of 1999. This reflects fixed operational costs that could not be offset by production of products during the temporary closure of Catalytica’s Greenville Facility as a result of the hurricane. The Company believes some of the damages and interruption caused by the hurricane are covered by insurance. Discussions with the insurance carriers are in process and any loss recovery will be recorded in the period it is agreed to by the insurance carriers. However, due to increased manufacturing production and continued manufacturing efficiencies in the fourth quarter of 1999, overall 1999 gross margin as compared to 1998 showed a slight improvement. Margins on pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors, including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new production runs, and numerous other factors present in the pharmaceutical manufacturing environment.

           The 79% increase in cost of sales in 1998 reflects a full year of product sales attributable to operating the Greenville Facility and the related Supply Agreement with Glaxo Wellcome and its subsequent amendments. In contrast, the Greenville Facility acquisition contributed to five months of cost of sales in 1997. In addition, operating margins in 1998 compared with 1997 were favorably influenced by product mix. Operating margins are highly dependent upon the material content in sales covered by the guaranteed revenue contract as the cost of materials are reimbursed by Glaxo Wellcome. Therefore, any change in material mix can significantly impact gross margins.

            Research and development:     Research and development expenses increased 32% from 1998 to 1999. This increase in R&D expenses corresponds to an increase in R&D income attributable to increased staffing and associated R&D expenses at the Greenville Facility which is expanding the R&D services it provides with respect to both chemical process and formulation development. These activities are important as Catalytica continues to obtain new customers for its R&D services. The increase in R&D expenditures was also impacted by a shift in R&D spending from the GENXON joint venture back to Combustion Systems. Beginning in the second half of 1996 through the end of the second quarter of 1999, a significant portion of Combustion Systems’ research activity was financed through and allocated to the GENXON joint venture. Once the prototype development of the Kawasaki KHI development program in June 1999 was completed, Catalytica assumed primary funding of additional system testing. In addition, $1.2 million of costs incurred to accelerate the development of Xonon technology also contributed to the increase in R&D expense. Lastly, the increase in R &D expenses was partially offset by lower R&D expenses in Advanced Technologies due to a shift in emphasis from contract research to development of new technologies through joint ventures. Catalytica’s overall R&D expenses are expected to continue to grow in the future.

            Approximately 16% of Catalytica’s R&D expenses for 1999, were utilized to develop Catalytica’s combustion systems technology, while 78% was spent on Catalytica’s pharmaceuticals technologies, and 6% was spent on other technologies. The comparable division of R&D expenditures among Catalytica’s businesses for 1998 was 15% for combustion systems technology, 72% for pharmaceuticals technologies, and 13% for various other technologies.

           To more clearly reflect its R&D activities in the pharmaceutical business, Catalytica reclassified approximately $8.0 million from cost of sales to R&D costs for the year ended December 31, 1998. R&D expenses increased 194% in 1998 over 1997, largely because of R&D activities associated with a full year of Pharmaceutical operations. To a lesser degree, some increase in R&D activity was associated with Combustion Systems.

           Of Catalytica’s R&D expenses for 1997, 19% were utilized to develop Catalytica’s combustion systems technology, 47% was spent on Catalytica’s pharmaceuticals technologies, and 34% was spent on various other technologies, most of which were performed at the specific request of, and funded by, third parties.

            Selling, general and administrative:     Selling, general and administrative expenses increased 36% from 1998 to 1999, because of $1.5 million of acquisition costs associated with the Wyckoff merger, as well as expenditures for sales and marketing personnel for the Greenville Facility. Selling, general and administrative expenses for Combustion Systems also increased as it continued to focus on market commercialization of the Xonon technology. Selling, general and administrative expenses are expected to level out somewhat in the future as the sales and marketing staff at the Greenville Facility has reached the desired level.

           Selling, general and administrative expenses increased 86% for the year ended 1998 compared with 1997 largely due to selling, general and administrative costs incurred by a full year of operations at the Greenville Facility. In addition, selling, general and administrative expenses have increased as Catalytica has expanded its sales and marketing personnel to obtain new customers for production of its products at the Greenville Facility and to develop the market for its combustion systems products. Selling, general and administrative expenses also increased during 1998 due to management incentive accruals related to Catalytica’s performance.

	For the year ended December 31,			Annual % Change
	1999	1998	1997	1999/1998	1998/1997
	(dollars in thousands)

Interest Income	$3,081	$2,894	$1,450	6%	100%

            Interest income:    Interest income increased 6% from 1998 to 1999 primarily due to moderately higher market interest rates in 1999. The reduction in cash and short term investments at December 31, 1999, when compared with December 31, 1998, is largely attributable to $13.7 million of payments to reduce debt outstanding under the Chase credit agreement throughout 1999 and re-payment of $16.1 million of borrowings by Wyckoff in November 1999. Interest income is expected to be moderately lower in 2000, reflecting lower average cash balances related to Combustion Systems, as it continues to invest its funds in research and development activities.

           Interest income increased 100% from 1997 to 1998 due to increased cash balances related to the Enron cash investment in Combustion Systems which has restrictions related to its use such that these funds cannot be used to retire debt in other Catalytica subsidiaries such as Catalytica Pharmaceuticals.

            Interest expense:    Interest expense decreased 13% from 1998 to 1999, which was attributable to a reduction of approximately $25.0 million of debt during 1999. Catalytica made payments to reduce borrowings outstanding under the Chase Credit Facility of $13.7 million, which was partially offset by approximately $5 million of additional borrowing by Wyckoff during the first three quarters of 1999. On November 1, 1999, Catalytica repaid all of Wyckoff’s current and long-term debt of $16.1 million. As a result of Catalytica’s decrease in current and long-term debt in 1999, interest expense is expected to continue to decrease somewhat during 2000.

            Net interest expense increased 59% for the year ended 1998 versus 1997 due to a full year of interest payments on debt associated with the July 31, 1997, acquisition of the Greenville Facility, as well as some increased borrowing by Wyckoff during 1998. In the second quarter of 1998, the Credit Agreement was amended to increase the revolving facility from $75 million to $100 million. In addition, the term facility was reduced from its original balance of $125 million to $75 million.

           Loss on joint ventures:    Combustion Systems formed a joint venture with Woodward Governor to exploit the market for improving emissions performance of out of warranty turbines. Combustion Systems recognized its 50% share of GENXON losses of $ 1.1 million in 1999, $3.8 million in 1998 and $4.4 million in 1997. Losses on the joint venture are recognized in the results of operations. As Combustion Systems shifts its attention from the retrofit market to the new turbine market, its investment in the GENXON joint venture declined significantly during 1999. The reduction in GENXON losses during 1999 also reflects a shift from development activities related to the retrofit of Xonon to less costly activities related to durability testing of Xonon. It is also partially due to an increase in research revenue related to a California Energy Commission grant. In the third quarter of 1999, GENXON completed its prototype development of the Kawasaki combustor unit, and funding of the durability testing was shifted to Combustion Systems. The reduced level of Catalytica’s investment in GENXON is expected to continue throughout 2000. Although Catalytica expects to make further reduced capital contributions during 2000 which will result in the allocation of additional losses to Catalytica, neither joint venture partner is contractually required to make further capital infusions. Catalytica anticipates GENXON will continue to generate losses during 2000, and accordingly, Catalytica will record its share of these losses to the extent of its capital contribution.

           Income Taxes:    The Company recorded a provision for income taxes of $6.4 million in 1999 at an effective tax rate of 19%. The 1999 effective tax rate differed from the federal statutory tax rate primarily due to the utilization of tax net operating loss carryforwards and the elimination of the valuation allowance for deferred tax assets. The Company recorded a provision for income taxes of $2.9 million in 1998 and $1.4 million in 1997 at effective tax rates of 11% and 31%, respectively. The 1998 and 1997 effective tax rates differed from the federal statutory tax rate primarily due to the utilization of tax net operating loss carryforwards and state income tax expense. The Company’s effective tax rate is expected to approximate the federal statutory tax rate in 2000.

Recently Issued Accounting Standards

           In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for the fiscal year ending December 31, 2001. Catalytica does not believe that adopting SFAS No. 133 will have a material effect on the financial position or results of operations.

Year 2000 Computer Systems Compliance

           Many computer systems, software, and electronic products require valid dates to work acceptably but are coded to accept only two-digit entries in the date code field. These systems needed to be changed to distinguish 21st century dates from 20th century dates. As a result, some computer systems, software, and other equipment, such as telephones, office equipment and manufacturing equipment needed to be upgraded, repaired or replaced. To date we have not experienced any material problems with the year 2000 in our products or internal systems.

           As of December 31, 1999, Catalytica had spent $7.3 million on costs associated with the Year 2000 effort, of which $4.0 million has been reimbursed by Glaxo Wellcome. On going costs, if any, are not expected to have a material effect on future results of operations or financial condition.

Future Results

           This section contains forward-looking statements regarding Catalytica ’s operating results which involve risks and uncertainties. Catalytica’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth below and under “Risk Factors”. See “Forward Looking Statements May Prove Inaccurate”.

           Catalytica expects continued profitability in 2000. The extent of profitability will depend on the operating results of Catalytica Pharmaceuticals, including the ability to control operating expenses and the level of revenues obtained from existing and new business. Beyond 2000, profitability will largely be dependent upon Catalytica’s ability to continue to obtain new supply agreements from new and/or existing customers to maintain volumes commensurate with the fixed costs of its manufacturing facilities. (See Note 2 of Notes to Consolidated Financial Statements.) To a lesser degree, profitability may also be dependent upon successfully developing Catalytica’s catalytic combustion processes.

           A significant portion of Catalytica’s product sales at its Greenville Facility is generated through a Supply Agreement with Glaxo Wellcome. This Supply Agreement, including two subsequent amendments signed in 1998, a third amendment signed in the first quarter of 1999, and a fourth amendment signed in the fourth quarter of 1999, will result in step-downs in the level of anticipated business beginning in 2001. The anticipated revenues from the Supply Agreement and its subsequent amendments and additional product revenues from business with new and/or existing customers are expected to be sufficient to allow Catalytica to remain profitable in 2000. Revenues from non-Glaxo customers are expected to increase in 2000. However, although depending on the timing and amount of new business, in 2000 the Company may not be able to continue its revenue growth when compared to 1999. Catalytica believes that its cash flows, coupled with the available credit line of $100.0 million, will be sufficient to permit necessary capital expenditures, support changes in working capital and continue to reduce indebtedness incurred in connection with the original acquisition of the Greenville Facility and the recent acquisition of Wyckoff. Profitability after 2000 will depend on its success and timing in continuing to obtain new customers, including possible new agreements with Glaxo Wellcome. There is excess manufacturing capacity immediately available at the pharmaceutical packaging and sterile production facilities in Greenville. Because of the long lead times required to establish necessary regulatory approvals to manufacture at these facilities, Catalytica Pharmaceuticals anticipates some time may pass before revenues from new business in these facilities develop. Catalytica Pharmaceuticals’ inability to fill the available capacity or to reduce costs to levels commensurate with lower levels of capacity utilization would have a material adverse effect on Catalytica’s consolidated results of operations.

           Catalytica Pharmaceuticals estimates that aggregate payments (including the cost of materials) by Glaxo Wellcome under the original Supply Agreement will total approximately $800.0 million over the five-year life of the agreement. Subsequent amendments to the original Supply Agreement and new contracts have provided for approximately $116.0 million in additional revenue through December 31, 1999, and may provide for approximately $103.0 million in revenue in 2000. A majority of this additional revenue has been guaranteed by Glaxo Wellcome. However, a portion of this additional revenue is based on forecasts by Glaxo Wellcome for production of product as defined in the amended agreement. The forecasted revenues are subject to fluctuations based on production demands by Glaxo Wellcome. Under the original Supply Agreement and amendments, Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet certain minimum levels through 2001 and that Glaxo Wellcome will pay to Catalytica Pharmaceuticals any difference between the specified minimum level and the amount due for shipment of products anticipated under the original Supply Agreement. To date, product shipments to Glaxo Wellcome have exceeded the levels associated with the aggregate annual minimum payments provided for in the original Supply Agreement and related amendments. Therefore, Glaxo Wellcome has made no shortfall payments to Catalytica. The minimum guaranteed revenues, which include compensation for transition services Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome, and which exclude the cost of materials, in each of the five years are as set forth below in millions of dollars.

	August 1 – December 31,
	1997	1998	1999	2000	2001	Total
Minimum guaranteed revenues:
Supply agreement and amendments	$ 77.0	$173.4	$120.6	$ 99.2	$ 22.6	$492.8

           The terms of the original Supply Agreement and its subsequent amendments provide for certain declines in prices over time. If during the term of the Supply Agreement and its subsequent amendments Catalytica Pharmaceuticals cannot decrease its variable and fixed operating expenses commensurate with the price declines or obtain new higher margin business to offset the impact of declines, Catalytica Pharmaceuticals’ and Catalytica’s results of operations would be adversely affected. Under the terms of the Supply Agreement and its subsequent amendments, Glaxo Wellcome is to provide periodic forecasts of its future demand for certain products and Catalytica Pharmaceuticals is committed to produce the products required, with certain limitations, provided the required production capacity does not exceed the capacity committed to Glaxo Wellcome. For production requests in excess of the capacity committed to Glaxo Wellcome, Catalytica Pharmaceuticals has agreed to undertake to accommodate Glaxo Wellcome’s requests with pricing to be negotiated on terms that reflect then market pricing.

           Catalytica faces challenges in advancing its R&D programs from bench and pilot scale to cost-effective commercial products and processes. There can be no assurance that Catalytica will successfully address the challenges that will arise during the development of each of its programs. Catalytica expects to continue certain of its R&D programs, which include the self-funded programs that are not covered by payments from collaborative partners or customers. Catalytica, through Combustion Systems, believes its internally funded research projects have the potential to lead to commercial sales in the next few years. Catalytica anticipates that research that does not have the potential for near-term commercialization will be conducted primarily when funded by collaborative partners or customers.

           Catalytica expects that future operating results will fluctuate from quarter to quarter, as a result of differences in the amount and timing of expenses incurred and the revenues received. In particular, Catalytica’s operating results are affected by the size and timing of receipt of orders for and shipments of its pharmaceutical products, and to a lesser extent the amount and timing of payments and expenses under Catalytica’s R &D contracts. Continued profitable operations, during and after 2000, will depend on Catalytica’s continued success and timing in obtaining new customers, including possible new agreements with Glaxo Wellcome and other new and/or existing customers. To a lesser extent, profitability also will depend on Catalytica’s ability to successfully develop, manufacture, introduce, and market or license its combustion systems technology. There can be no assurance that Catalytica will be able to achieve profitability on a sustained basis. Catalytica ’s operating results will continue to be substantially dependent on the operating results of Catalytica Pharmaceuticals.

Liquidity and Capital Resources

	For the year ended December 31,
	1999	1998
	(dollars in thousands)
Cash, cash equivalents, short term investments	$ 40,346	$ 46,462
Working capital	118,497	116,269
Cash provided by (used in)
Operating activities	61,762	52,993
Investing activities	(47,198)	(33,014)
Financing activities	(20,957)	(14,164)

Net increase in cash and cash equivalents	(6,393)	5,815
Current Ratio	2.37	2.65

            Total cash, cash equivalents and short-term investments decreased in 1999 as compared to 1998. Although Catalytica continues to generate cash through normal operating activities, it continues to invest in property and equipment and made $13.7 million of payments to reduce outstanding borrowings under the Chase credit agreement and repaid all of Wyckoff’s current and long-term debt of $16.1 million during 1999. Catalytica expects to invest approximately $50.0 million in 2000 for capital expenditures, primarily at Catalytica Pharmaceuticals. Because of its cash and short term investments of $40.3 million, its available line of credit of $100.0 million as of December 31, 1999, and the anticipated cash flow from operations in 2000, Catalytica believes that it has adequate funds to meet its working capital needs and debt repayment obligations for the near and longer term.

           Catalytica also has debt facilities with a group of commercial banks. The debt facilities consist of a senior secured term loan facility (the “term facility”) in an aggregate principal amount of $75 million and a senior secured revolving facility (the “revolving facility”) in an aggregate principal amount of $100 million. The term facility will mature on December 31, 2002, and amortizes in quarterly installments commencing on December 31, 1999, in aggregate annual amounts of (i) $10 million in the fourth quarter of 1999, (ii) $15 million in the year 2000, (iii) $20 million in the year 2001, and (iv) $30 million in the year 2002. The revolving facility matures on December 31, 2002. In June 1999 Catalytica made an early payment of $10 million on the first installment of the term facility due in the fourth quarter of 1999. In addition, Catalytica made an early payment of $3.75 million in September 1999 on the quarterly installment of the term facility due in the first quarter of 2000. As of December 31, 1999, nothing was outstanding under the revolving facility and $61.25 million was outstanding under the term facility. As of December 31, 1999, Catalytica was in compliance with various covenants and other restrictions contained in its agreement and believes that it will remain in compliance.

           In the second quarter of 1998, Catalytica entered into a $50 million interest rate swap, to reduce Catalytica’s exposure to fluctuations in short-term interest rates. This interest rate swap transaction effectively fixed the LIBOR benchmark rate used to calculate Catalytica’s borrowing cost at 5.90% for 4 years on $50 million of the Term Debt Facility. Catalytica accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis. Catalytica does not hold or transact in such financial instruments for purposes other than risk management.

Risk Factors

Our quarterly operating results may fluctuate and we may be unable to maintain profitability

           Catalytica ’s operating results have fluctuated significantly in the past and we expect that results will continue to vary from quarter to quarter. In particular, our quarterly results may fluctuate and our profitability may suffer as a result of:

•	loss or reductions of orders from an important customer, such as Glaxo Wellcome

•	delays in availability or increases in costs of raw materials from our suppliers

•	increased price competition or reductions in the prices that we are able to charge

•	the amount and timing of payments and expenses under development and production contracts

•	changes in demand for the pharmaceuticals sold by our customers

•	new product introductions or delays in product introductions by our customers or their competitors

•	size and timing of receipt of orders for and shipments of pharmaceutical products

•	changes in product mix

•	operating efficiencies in manufacturing operations

•	seasonality in demand for our products

•	general business conditions in our markets, particularly in the pharmaceutical sector

•	major events such as Hurricane Floyd, which required closure of the Greenville Facility for two weeks

           As a result of these and other factors, quarter-to-quarter comparisons of our historical results of operations are not good indicators of future performance. If our future operating results are below the expectations of stock market analysts, or if we are unable to remain profitable, our stock price may decline.

We depend on a single customer for a large portion of our revenues, and a reduction in the level of business with this customer could seriously harm our business

           A single customer, Glaxo Wellcome, accounts for a large percentage of Catalytica’s revenues. During 1999, Glaxo Wellcome accounted for approximately 67% of Catalytica’s total revenues, of which 38% related to business under the original Supply Agreement and 29% related to new business Catalytica has negotiated with Glaxo Wellcome since its acquisition of the Greenville Facility. During 1998, 79% of revenues were derived from sales to Glaxo Wellcome, of which 72% were derived from sales to Glaxo Wellcome under the original Supply Agreement. Catalytica’s top five customers collectively accounted for approximately 82% of its revenues for the twelve months ended December 31, 1999. Even though the portion of our revenues attributable to Glaxo Wellcome is expected to decline over time, we anticipate that sales to Glaxo Wellcome will continue to account for a significant portion of our revenues for the foreseeable future. Our business would be seriously harmed if we lost Glaxo Wellcome as a customer or suffered a large reduction in orders from Glaxo Wellcome.

Our product sales depend on our customers to anticipate industry needs and accurately forecast future demand for their products

           We manufacture both intermediate products used in customers’ finished products and finished products for our customers. Typically, there is a relatively lengthy lead-time between signing a production contract and the actual production of products under that contract. Accordingly, we rely upon the ability of our customers to anticipate changing customer needs, successfully market the products and obtain necessary regulatory approval. A decrease in demand for our customers’ products would lower demand for our products. We cannot guarantee that our customers’ product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, that products can be manufactured at acceptable cost and with appropriate quality or that any products, if approved, can be successfully marketed. If our customers are not successful in this regard, they might reduce or eliminate their orders and our results of operations likely would deteriorate.

We may be held responsible for product liability claims and may be unable to obtain sufficient product liability insurance

           As a pharmaceutical and pharmaceutical intermediate manufacturer, we could experience product liability claims for products we manufacture if they do not meet customer specifications. Our customers generally agree to indemnify us with respect to potential liability claims, other than claims related to our failure to meet their specifications.

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

Compliance with current Good Manufacturing Practices regulations is costly and time-consuming, and our failure to comply could lead to delays in filling product orders and loss of sales revenues

           Our pharmaceutical production facilities must comply with the FDA ’s current Good Manufacturing Practices (“cGMP”) regulations as well as international regulatory requirements. Additionally, some of our customers require us to adhere to certain additional manufacturing standards specific to their companies. Compliance with cGMP regulations as well as other company-specific specifications requires us to expend time, money and effort to maintain precise records and quality assurance. Failure to maintain satisfactory cGMP compliance could have a significant adverse effect on our ability to continue to manufacture and sell our products and, in the most serious cases, could result in the seizure or recall of products, injunction and/or civil fines, and such action could be taken with little or no notice.

           Our facilities are subject to routine inspection by the FDA and other international regulatory authorities for compliance with cGMP requirements and other applicable regulations. As such, the Greenville Facility has had a total of four regulatory inspections in 1999. Three of the inspections resulted in a satisfactory assessment by the regulatory agency. One of the inspections, of our chemical manufacturing facility, which took place during the week of June 28, 1999, resulted in the issuance by the FDA of an FDA Form 483 followed by a letter, which detailed specific areas where the FDA inspectors observed that we were not in full compliance with certain regulatory requirements. Corrective actions addressing all identified observations were initiated immediately, and a re-inspection conducted by the FDA within one month of the Company’s receipt of the letter resulted in concurrence by the FDA that all issues had been addressed to their satisfaction.

Our operations must comply with environmental regulations, and any failure to comply could result in extensive costs, which would harm our business

           Our research, development and manufacturing activities involve the use, storage, transportation and disposal of many hazardous chemicals and are subject to regulations governing air pollution and wastewater treatment. As a result, our activities are subject to extensive federal, state and local laws and regulations, some of which have recently changed. For example, in 1998, the United States Environmental Protection Agency, or EPA, issued new regulations for the pharmaceutical industry requiring the installation of “maximum achievable control technology” for hazardous air pollution sources and additional pretreatment systems for wastewater discharges. We currently are evaluating the potential impact of these regulations on our operations and we believe that these new regulations may require us to make large cash expenditures. These and any other new regulatory changes could result in renovations, improvements or other cash expenditures to bring our facilities and operations into compliance. A failure to comply with present or future environmental laws could result in:

•	imposition of injunctions or orders to stop production and operations

•	payment of fines, costs of remediation or damages

•	restrictions on expansion of operations

•	other expenditures as required to comply with environmental requirements

           If our operations do not comply with environmental regulations for any reason, any of these events could occur and the occurrence could harm our financial condition.

           For example, in 1999, Catalytica’s Greenville Facility experienced a chemical release as a result of a broken pipeline. Shortly thereafter, Catalytica, the North Carolina Occupational Health and Safety Agency and the North Carolina Air Quality Division investigated this incident. The investigation was resolved in February 2000. See Item 3. Legal Proceedings.

Soil and groundwater contamination exists at our facilities, and the contamination may result in large expenditures of cash and other resources

           As the owner of the Greenville Facility, Catalytica Pharmaceuticals is legally liable for the existing contamination at the site. However, Glaxo Wellcome, the previous owner, has agreed to pay the costs of remediation to the extent contamination existed at the time it sold the property to Catalytica. Despite its agreement with Glaxo Wellcome, Catalytica could be held responsible for the contamination in an action brought by a governmental agency or a third party. Catalytica’s current operations and future expansion of the Greenville Facility could be slowed or prevented by required remediation activities at the site.

           Catalytica Pharmaceuticals’ ongoing operations at the Greenville Facility also may cause additional contamination. The determination of the existence and cost of any such additional contamination contributed by Catalytica Pharmaceuticals could involve costly and time-consuming negotiations and litigation. Additional contamination could harm Catalytica’s business, results of operations and financial condition.

           Similarly, Catalytica’s Bay View facility has arsenic and volatile organic compound contamination in the soil and groundwater. The site is subject to a clean-up and abatement order issued by the Bay Area Regional Water Quality Control Board. The order requires stabilization, containment and monitoring of the contamination at the site and surrounding areas by the current owner of the property, Rhône Poulenc, Inc. Although Catalytica has contractual rights of indemnity from Rhône Poulenc and from Novartis, the prior owners/operators of the facilities, Catalytica could be named in an action brought by a governmental agency or a third party because of the contamination. If Catalytica is determined to have contributed to the contamination, Catalytica may be liable for any damage to third parties attributable to its contamination, and may be required to indemnify Rhône Poulenc and Novartis for any clean up costs or liability that they may incur as a result. Any litigation or determination of the existence and cost of this contamination would likely be costly and time-consuming.

           The Wyckoff manufacturing site is listed under Michigan law as a site with soil and groundwater contamination. Environmental assessments conducted on the Wyckoff property have identified soil contamination by volatile organic compounds and heavy metals. We are legally liable under federal and state law for the remediation of these areas of contamination. In addition, risks of environmental costs and liabilities are inherent in plant operations and products produced by Wyckoff. Wyckoff ’s ongoing operations could cause additional contamination, which could harm our business, results of operations and financial condition.

Environmental regulations may delay the commercialization of Catalytica’s catalytic combustion systems or increase the costs of bringing products to market

           The enactment and enforcement of environmental regulations at the federal, state and local levels will strongly influence the demand for emissions reduction systems, and thus will affect the rate at which industrial companies adopt Catalytica’s catalytic combustion systems. As a result, Catalytica’s revenues will depend, in part, on the environmental standards that government authorities adopt for reducing emissions (including emissions of nitrogen oxide) addressed by its products. Government authorities may revise existing regulations in a manner that could diminish demand for Catalytica’s products. Moreover, new regulations may impose requirements that are not met by Catalytica’s products or may necessitate costly redevelopment or modification of its products. Also, certain industries or companies may seek to delay the implementation of existing or new regulations, or acquire emissions credits from other sources, which would delay or eliminate their need to purchase emissions reduction products. If any of these circumstances arise, Catalytica may not realize the expected returns on its investment in the catalytic combustion business.

Some of Catalytica’s manufacturing facilities are underutilized, and this underutilization may harm our operating results

           Currently, Catalytica’s pharmaceutical production and sterile production facilities at its Greenville Facility are not fully utilized. To utilize its manufacturing resources fully, Catalytica must continue to successfully obtain new pharmaceuticals customers, expand business with existing customers and obtain necessary regulatory approvals for production of new products. As a result of reductions in the level of business attributable to Glaxo Wellcome and the long lead times required to obtain regulatory approvals to manufacture at our pharmaceutical and sterile production facilities, if we are to fully utilize our pharmaceutical and sterile production facilities, we must continue to enter agreements for additional business far enough in advance of production to obtain required regulatory approvals. If we are unable to do these things, our pharmaceutical and sterile production facilities will remain underutilized, and this may harm our operating results.

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

Ownership of Catalytica’s stock is concentrated in one owner, and this owner may prevent or delay a change of control of Catalytica or otherwise make decisions contrary to the interests of other stockholders

           As of December 31, 1999, Morgan Stanley Dean Witter Capital Partners and its affiliates held approximately 29% of Catalytica’s voting stock and 43% of our total outstanding voting and non-voting stock. Morgan Stanley Dean Witter can convert a portion of its non-voting stock into voting stock only if the conversion results in Morgan Stanley Dean Witter holding 40% or less of Catalytica’s outstanding voting stock. As a result of its stock ownership and contractual rights, Morgan Stanley Dean Witter has significant influence over all matters requiring stockholder approval, including the election of directors and approval of major corporate transactions such as mergers, consolidations or sales of assets. Morgan Stanley Dean Witter also has the right to designate three nominees for election to Catalytica’s board of directors and rights to a separate class vote on certain merger and financing transactions. This concentration of ownership and these contractual rights may allow Morgan Stanley Dean Witter to require us to take actions, or delay or prevent us from taking actions, such as entering into a change of control, that would otherwise be in the stockholders’ interest.

           The sale by Morgan Stanley Dean Witter of shares of Catalytica’s capital stock could constitute a change of control under Catalytica’s credit agreement, which would trigger a default under the agreement. Although Morgan Stanley Dean Witter has agreed not to trigger a change of control under the credit agreement, the sale of shares by Morgan Stanley Dean Witter in breach of this provision could cause Catalytica to default under its credit agreement. In that event, Catalytica might not be able to obtain sufficient credit in a timely fashion or on acceptable terms. In such event, its operations could be adversely affected, causing product delays, loss of customers and deterioration of financial results.

Integrating two companies is a difficult task and the expected benefits of the Wyckoff acquisition may not occur

           On September 20, 1999, Catalytica, pursuant to the Agreement and Plan of Reorganization dated July 14, 1999, completed the acquisition of Wyckoff. At the completion of the acquisition, Wyckoff became a wholly owned subsidiary of Catalytica. This acquisition will not achieve its anticipated benefits unless Catalytica and Wyckoff successfully combine their operations and integrate their products and services in a timely manner. Integrating Catalytica and Wyckoff has been and will continue to be a complex, time consuming and expensive process, which has resulted in disruptions to the operations of the business and may result in further such disruptions. Before the acquisition, Catalytica and Wyckoff operated independently, each with its own business, business culture, customers, employees and systems. Following the acquisition, the combined company must use common information communication systems, operating procedures, financial controls and human resource practices, including benefit, training and professional development programs. We may experience difficulties, costs and delays involved in integrating Catalytica and Wyckoff, as a result of many factors, including:

•	distractions to management from the business of the combined company

•	incompatibility of business cultures

•	perceived and potential adverse change in customer service standards, business focus or service offerings available to customers

•	inability to successfully coordinate research and development, sales and marketing efforts

•	costs and delays in implementing common systems and procedures, including financial accounting systems

•	costs and inefficiencies in delivering services to the customers of the combined company

•	inability to retain and integrate key management, technical sales and customer support personnel

           Any one or all of the factors identified above may cause increased operating costs, lower than anticipated financial performance or the loss of key customers and employees. The failure to integrate Catalytica and Wyckoff could harm our business.

We depend on retaining and integrating key personnel after the Acquisition of Wyckoff

           Wyckoff ’s contribution to the combined company’s success depends upon the continued service of Wyckoff’s key management and technical personnel. In November of 1999, Catalytica signed a new employment agreement with James B. Friederichsen, the former president and chief operating officer of Wyckoff and current executive vice president of Chemical Manufacturing Operations at Catalytica Pharmaceuticals. This agreement does not require that Mr. Friederichsen continue his employment with Catalytica or Wyckoff for a specified period. No other Wyckoff executive officer has entered into an employment agreement providing for continued employment with the combined company after the acquisition. In addition, the competition to retain and motivate qualified technical, sales and operations personnel is intense. We have at times experienced, and continue to experience, difficulty retaining qualified personnel. We might not be able to continue to retain Wyckoff’s key personnel after the acquisition. The loss of services of any of the key members of Wyckoff’s management team could harm our business.

If the Acquisition of Wyckoff does not qualify as a pooling of interests, Catalytica’s reported earnings could be lower in future periods

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

           The availability of pooling of interests accounting treatment for the acquisition depends, in part, upon circumstances and events occurring after completion of the acquisition. For example, the business of the combined company cannot change in a significant manner, including significant sales of assets, for a period of two years following completion of the acquisition. The failure of the acquisition to qualify for pooling of interests accounting treatment for any reason could materially reduce Catalytica’s future reported earnings.

Many of our competitors have greater financial resources, research and development experience and marketing ability

           The market in which we compete is characterized by extensive research efforts and rapid technological change. We have numerous competitors in the United States, Europe and Asia, many of whom have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience. Our primary competition comes from pharmaceutical companies that manufacture their own products and from other chemical manufacturers such as Lonza AG, Bayer, Chirex, Cambrex, Great Lakes, Dow and DSM Fine Chemicals. If our competitors are successful in developing systems and processes that are more effective than our own, then our ability to sell our products, services, systems and processes would be harmed. Our competitors may develop technologies, systems and processes that are more effective than ours or that would render our technology, systems and processes less competitive or obsolete. In addition, our success depends in part on our ability to sell products to potential customers at an early stage of product development, and there can be no assurance that we will be successful in these efforts.

           A small portion of our business experiences substantial competition in connection with the manufacture and sale of pharmaceutical products for which patent protection has expired ( “off-patent” products). We compete with off-patent drug manufacturers, brand-name pharmaceutical companies that manufacture off-patent drugs, and manufacturers of new drugs that may compete with our off-patent drugs. Because selling prices of off-patent drugs typically decline as competition intensifies, the maintenance of profitable operations will depend on our ability to maintain efficient production capabilities and to develop and introduce new products in a timely manner. If we are unable to develop manufacturing processes soon after products are off-patent, or if other manufacturers develop alternative manufacturing processes, we would be required to compete with multiple manufacturers and would experience additional pricing pressures in its sale of products to the generic market.

           In the combustion systems market, our competition comes from large gas turbine power generation manufacturers, such as Allison Engine Company, General Electric and Solar Turbines as well as producers of post-combustion emission clean-up technologies such as selective catalytic reduction systems. Gas turbine manufacturers are developing competing dry-low-nitrogen oxide systems for their own turbines. Many of our competitors in the combustion systems market are also potential customers. We depend on our customers to help commercialize our products, and would suffer loss of sales and revenues if these customers withdraw their support or decide to pursue alternate technologies. Our ability to gain market share may be limited because many of our competitors are existing or potential customers.

If we are unable to protect and expand our intellectual property rights, our competitive position will suffer

           Our business depends on developing and maintaining a strong intellectual property portfolio in the United States and abroad. We actively pursue patents for our inventions in relevant business areas. We have approximately 40 patents and at least 21 pending patent applications in the United States and approximately 145 patents and patent applications abroad. Our patent applications might not result in the issuance of patents. Further, our existing and future patents might not provide enough protection to protect our technology and competitive position.

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

Combustion Systems’ products are in early stages of development and its ability to develop an effective and commercially successful product depends on the cooperative efforts of its strategic partners

           Combustion Systems’ product, Xonon, is in the development stage and must be thoroughly tested in gas turbines and integrated by original equipment manufacturers into their gas turbine products before commercialization. Whether the Xonon system will ultimately be commercially successful, and whether Combustion Systems will ultimately be profitable, will depend on a number of factors, including:

•	its ability to overcome technical hurdles associated with the incorporation of Xonon into particular gas turbines to provide an effective emissions reduction system

•	willingness of gas turbine manufacturers to incorporate the Xonon system in their products

•	prices and effectiveness of alternative emissions reduction systems

•	economic conditions in the utilities and power generation sector

•	changes in regulatory requirements, particularly emissions standards governing gas turbines and power generation

           In particular, Combustion Systems’ ability to complete research and development and introduce Xonon systems in the large gas turbine market depends on the continued efforts of General Electric, the world leader in the manufacture of large gas turbines. Catalytica also must develop and maintain relationships with other gas turbine suppliers to commercially introduce Xonon systems in other gas turbine markets. If any major turbine manufacturers terminate their relationship with Combustion Systems, then Catalytica may not be able to complete the development and introduction of the Xonon system for that part of the market.

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

The GENXON joint venture may require additional funding and may not result in successful products

           Combustion Systems’ joint venture, GENXON, is not currently profitable and may not become profitable in the future. GENXON might not succeed in developing new combustion systems that will work effectively and economically. Neither joint venture partner is contractually required to make further capital infusions. If Catalytica’s partner were to decide not to make additional capital contributions, Catalytica would be faced with the possibility of having to fund the joint venture on its own or find additional sources of financing. In this event, additional financing might not be available on acceptable terms, or at all. As a result, Catalytica’s results of operations and financial condition could be adversely affected.

            In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City’s gas turbines with the XONON system for a total turnkey price of $700,000. GENXON did not complete the agreed-upon retrofit and returned the engine to the City in its original state. In February 1999, Catalytica received a letter from the City of Glendale alleging contractual damages and requesting monetary restitution in order to settle this matter. The parties are currently discussing alternatives to resolve the contractual issues related to the project, however, this matter may result in litigation. While it is not possible to predict with certainty the outcome of this matter, and while the Company does not believe an adverse result would have a material effect on the Company’s consolidated financial position, it could be material to the results of operations for a fiscal year.

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

           We do not have a long-term supply agreement with most of our suppliers. We purchase the chemicals on a purchase order basis and forecast our needs based on our customers’ requirements. There can be no assurance that such suppliers will continue to make available to us the required raw materials on reasonable terms, if at all. The availability and price of raw materials may be subject to curtailment or change due to limitations that may be imposed under new legislation or governmental regulations, suppliers’ allocations to meet demand of other purchasers, interruptions in production by suppliers and other conditions. In addition, raw materials used by us may be subject to significant price fluctuations. A substantial increase in prices or a continued interruption in supply would have a material adverse effect on our business and results of operations.

Catalytica’s charter and bylaws have provisions that may deter or delay a change of control of Catalytica

           Catalytica ’s certificate of incorporation and bylaws contain certain provisions that could make the acquisition of Catalytica more difficult. These provisions include:

•	advance notice procedures for stockholders to nominate candidates for election as directors of Catalytica

•	special voting requirements for removal of directors

•	authorization of preferred stock of Catalytica, the powers, preferences and rights of which may be fixed by its board of directors without stockholder approval

           In addition, Catalytica is subject to Section 203 of the Delaware General Corporation Law, which limits transactions between a publicly-held company and “interested stockholders.” Interested stockholders generally are those stockholders who, together with their affiliates and associates, own 10% or more of a company’s outstanding capital stock. This provision of Delaware law may delay or deter potential acquisitions of Catalytica which may otherwise be in the stockholders’ interest.

Forward-looking Statements May Prove Inaccurate

           The statements contained in this annual report that are not historical facts are “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans, ” “future,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes” and similar expressions. Examples of these forward-looking statements include:

•	our expectations regarding the amounts of future sales revenues from Glaxo Wellcome and other pharmaceutical customers

•	our estimates of future operating results and our ability to remain profitable

•	statements regarding the development of our business and products, including our ability to develop new pharmaceutical business and commercialize our XONON product

•	our ability to develop technologies for efficient manufacturing processes and solve environmental problems

•	our expectations regarding our R&D efforts, including our expectations regarding future R&D reserves

•	opportunities for the use and commercialization of our technologies

•	the amounts of any future expenditures which may be necessary to comply with environmental, health and safety regulations and to remediate environmental contamination

•	our expectations regarding our future investment in GENXON

•	Year 2000 compliance, including expected costs and timing of ongoing Year 2000 compliance efforts and expectations regarding the potential effects of non-compliance

•	our ability to account for our acquisition of Wyckoff Chemical Company as a pooling of interests

•	our anticipated capital expenditures and future financial condition

•	other statements contained in this annual report regarding matters that are not historical facts

           These and other forward-looking statements in this annual report are only estimates or predictions. While we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance that future results will be achieved. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual operating results, levels of activity, financial performance, achievements and prospects to be materially different from those expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, those identified in the “Risk Factors” section and elsewhere in this annual report. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is exposed to financial market risks, including changes in interest rates. In the second quarter of 1998, following the restructuring of the Chase credit agreement, Catalytica entered into a $50.0 million interest rate swap, transaction to reduce Catalytica’s exposure to fluctuations in short-term interest rates. This interest rate swap transaction effectively fixed the LIBOR benchmark rate used to calculate Catalytica ’s borrowing cost at 5.9% for four years on $50.0 million of the debt facilities. Catalytica accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis. If the designated debt obligation is extinguished early, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. Catalytica does not hold or transact in such financial instruments for purposes other than risk management.

           The notional principal amount for the off-balance-sheet instrument provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of Catalytica’s exposure to credit or market loss. Catalytica believes its gross exposure to potential accounting loss on this transaction if all counterparties failed to perform according to the terms of the contract, based on then-current interest rates at each date, would have no material financial impact. Catalytica’s exposure to credit loss and market risk will vary over time as a function of interest rates.

           With the interest rate swap, Catalytica either makes or receives payments on the interest rate differential between 5.9% and the actual interest paid on its debt which has a floating interest rate based on the three-month United States dollar LIBOR rate. As a result, the swap effectively converts $50.0 million of Catalytica ’s floating-rate debt to a four-year fixed-rate debt. The maturity date for the swap is June 10, 2002. For the year ended December 31, 1999, the receive rate on the swap hedging debt was 5.3%. The pay rate on the swap is 5.9%. The gain or loss on the swap is recognized in net interest expense in the same period as the hedged transaction. Given the above agreement, approximately 22% of Catalytica’s outstanding debt is variable. A hypothetical increase of 100 basis points in interest rates would not result in a material exposure to the Company.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company ’s Consolidated Financial Statements and Schedules, the report of the independent auditors, and the section entitled “Quarterly Financial Data (Unaudited)” appear on pages 62 through 97 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

           Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption “Executive Officers” in Part I of this report. The section entitled “Election of Directors” appearing in the Registrant ’s proxy statement for the annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

           The section entitled “Executive Compensation” appearing in the Registrant’s proxy statement for the annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The section entitled “Election of Directors” appearing in the Registrant’s Proxy Statement for the annual meeting of stockholders sets forth certain information with respect to the ownership of the Registrant’s Common Stock and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The section entitled “Transactions with Management” appearing in the Registrant’s Proxy Statement for the annual meeting of stockholders sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

      A. (1)  Financial Statements:

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

      A. (1)  Financial Statements:

           The following financial statements of the Registrant are filed as part of this Report

           (3)   Exhibits

Exhibit No.	Notes	Description
2.1	(13)	Agreement and Plan of Reorganization by and among the Registrant, Pilot Acquisition Corporation and Wyckoff Chemical Company, Inc., dated as of July 14, 1999.

2.2	(13)	Form Voting Agreement between the Registrant and certain shareholders of Wyckoff

2.3	(13)	Escrow and Indemnification Agreement between the Registrant, Wyckoff and certain other signatories

2.4	(13)	Special Purpose Escrow and Indemnification Agreement between the Registrant, Wyckoff and certain signatories

3.1	(6)	Corrected Fourth Amended and Restated Certificate of Incorporation.

3.2	(1)	Bylaws of Registrant.

4.1	(1)	Agreement of Shareholders Amending Registration Rights and Right of First Refusal.

4.2	(1)	Amended and Restated Registration Rights Agreement dated September 27, 1988.

4.3	(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement.

4.4	(1)	Form of Amended and Restated Rights Agreement.

4.5	(1)	Specimen of Common Stock Certificate.

4.6	(4)	Preferred Shares Rights Agreement dated as of October 23, 1996, between Catalytica, Inc.
and Chase Mellon Shareholder Services, L.L.P., including the form of Rights Certificate, the Certificate of Designation and the Summary of Rights attached thereto as Exhibits A,
		B and C, respectively.

4.7	(5)	Amendment No. 1, dated as of June 28, 1997, to Preferred Shares Rights Agreement between Catalytica, Inc. and Chase Mellon Shareholder Services, L.L.C.

4.8	(6)	Stock Purchase Warrant for 2,000,000 Shares of the Company’s Common Stock dated July 31, 1997.
Exhibit No.	Notes	Description
10.1	(1)	1983 Incentive Stock Option Plan, as amended, with forms of agreements thereunder.

10.2	(11)	1992 Stock Option Plan, as amended.

10.3	(11)	1992 Employee Stock Purchase Plan, as amended.

10.4	(1)**	Agreement, dated as of July 18, 1988, between the Company and Tanaka Kikinzoku Kogyo K.K.

10.5	(1)	Form of Indemnification Agreement.

10.6	(2)**	Ground Lease Agreement, dated November 30, 1993, between the Company and Rhône-Poulenc Inc.

10.7	(2)	Lease Agreement, dated January 1, 1993, between the Company and Jack Dymond Associates.

10.8	(2)**	Agreement, dated January 31, 1995, between the Company and Tanaka Kikinzoku Kogyo K.K.

10.9	(10)	Catalytica Pharmaceuticals, Inc. 1995 Stock Plan, with forms of agreements thereunder.

10.10	(3)	Catalytica Advanced Technologies, Inc. 1995 Stock Plan, with forms of agreements thereunder.

10.11	(10)	Catalytica Combustion Systems, Inc. 1995 Stock Plan, with forms of agreements thereunder.

10.12	(3)	Catalytica, Inc. 1995 Director Stock Option Plan, with forms of agreements thereunder.

10.13	(8)	Limited Liability Operating Agreement of GENXON Power Systems, LLC, dated October 21, 1996.

10.14	(12)	Amendment No. 1, dated December 4, 1997, to the Operating Agreement of GENXON Power Systems, L.L.C.

10.15	(6)**	Asset Purchase Agreement among Glaxo Wellcome Inc. and Catalytica Pharmaceuticals, Inc. and Catalytica, Inc., dated June 25, 1997.

10.16	(7)**	Supply Agreement between Glaxo Wellcome Inc. and Catalytica Pharmaceuticals, Inc., dated July 31, 1997.

10.17	(6)	Investment Agreement dated as of June 25, 1997, among Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., MSCP III 892 Investors, L.P. and Catalytica, Inc.

10.18	(6)	$200,000,000 Credit Agreement dated July 31, 1997, by and among Catalytica, Inc., Catalytica Pharmaceuticals, Inc. and The Chase Manhattan Bank.

10.19	(12)	Amendment No. 1 and Consent, dated January 6, 1998, to $200,000,000 Credit Agreement among Catalytica, Inc., Catalytica Pharmaceuticals, Inc. and The Chase Manhattan Bank.

10.20	(6)	Pledge Agreement

10.21	(6)	Security Agreement

10.22	(9)*	Amendment No. 1 to Supply Agreement between Glaxo Wellcome, Inc. and Catalytica Pharmaceuticals, Inc. dated May 28, 1998.

10.23	(9)	Effectiveness Agreement among Catalytica, Inc., Catalytica Pharmaceuticals, Inc. and The
Chase Manhattan Bank dated June 4, 1998, including Exhibit A, $175,000,000 Amended
		and Restated Credit Agreement.

10.24	(14)	Form of Change of Control Agreement entered into between the Company and certain of its executive officers.

21.1	(1)	Subsidiaries of Registrant
Exhibit No.	Notes	Description
23.1		Consent of Ernst & Young LLP, Independent Auditors

24.1		Power of Attorney (See page 100)

27.1		Financial Data Schedule

(1)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-55696).

(2)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the fiscal year ended December 31, 1994.

(3)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A as filed with the Commission on November 29, 1996.

(5)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form 8-A/A as filed with the Commission on July 29, 1997.

(6)	Incorporated by reference to the exhibits filed with the Company’s Form 10-Q for the quarter ended June 30, 1997.

(7)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q/A for the quarter ended June 30, 1997.

(8)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1996.

(9)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q for the quarter ended June 30, 1998.

(10)	Incorporated by reference to exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 1998.

(11)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-8 (file No. 333-57809) as filed with the commission on June 26, 1998.

(12)	Incorporated by reference to exhibits filed with the Company’s Form 10-K for the year ended December 31, 1997.

(13)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-4/A (Registration Statement No. 333-84615).

(14)	Incorporated by reference to exhibits filed with the Company’s Form 10-K for the year ended December 31, 1998.

**	Confidential treatment has been granted for portions of these agreements.

      B. Reports on Form 8-K

            Catalytica, Inc. filed a current report on Form 8-K dated October 1, 1999, reporting Catalytica, Inc.’s acquisition of Wyckoff Chemical Company, Inc. Such report includes (i) the financial statements of Wyckoff Chemical Company, Inc. and (ii) pro forma financial information reflecting the purchase combinations of Catalytica, Inc. and Wyckoff Chemical Company, Inc.

            Catalytica, Inc. filed a current report on Form 8-K dated November 17, 1999, in order to satisfy requirements under the Wyckoff Merger Agreement. As required in the Wyckoff Merger Agreement, such report included the combined results for the one month and ten months ended October 31, 1999, of Catalytica.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Catalytica, Inc.

           We have audited the accompanying consolidated balance sheets of Catalytica, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders ’ equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalytica, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

San Jose, California
January 29, 2000

CATALYTICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,
	1999	1998	1997
Revenues:
Product sales	$398,098	$390,175	$205,776
Research and development contracts	25,600	16,284	6,599

Total revenues	423,698	406,459	212,375
Costs and expenses:
Cost of goods sales	312,533	316,820	176,546
Research and development	42,573	32,366	11,007
Selling, general and administrative	28,602	21,029	11,306

Total costs and expenses	383,708	370,215	198,859

Operating income	39,990	36,244	13,516

Interest income	3,081	2,894	1,450
Interest expense	(8,363)	(9,569)	(6,006)
Loss on joint ventures	(1,132)	(3,827)	(4,355)

Income before income taxes	33,576	25,742	4,605
Provision for income taxes	(6,445)	(2,925)	(1,425)

Net income	27,131	22,817	3,180
Less premium paid on redemption of Class B common stock	—	—	(3,750)

Income (loss) attributable to common shareholders	$ 27,131	$ 22,817	$ (570)

Net income (loss) attributable to common shareholders per share:
Basic	$ 0.47	$ 0.40	$ (0.02)

Diluted	$ 0.39	$ 0.34	$ (0.02)

Number of shares used in computing net income (loss) attributable to common shareholders per share:
Basic	57,554	57,139	37,278

Diluted	63,789	63,434	37,278

The accompanying notes are an integral part of these statements.

CATALYTICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	1999	1998
ASSETS

Current assets:
Cash and cash equivalents	$ 34,876	$ 41,269
Short-term investments	5,470	5,193
Accounts receivable, net of allowance for doubtful accounts of $3,176 in 1999 and $1,700 in 1998	41,985	38,610
Accounts receivable from joint ventures, net of allowance for doubtful accounts of $87 in 1998	177	1,120
Notes receivable from employees, net of allowance for doubtful notes of $25 in 1999 and 1998	158	282
Inventory:
Raw materials	64,836	40,711
Work in process	27,938	43,119
Finished goods	12,745	12,473

	105,519	96,303
Deferred taxes	12,951	2,275
Prepaid expenses and other assets	4,060	1,873

Total current assets	205,196	186,925
Property, plant and equipment:
Land	6,533	6,510
Buildings and leasehold improvements	82,273	73,605
Equipment	194,097	159,336

	282,903	239,451
Less accumulated depreciation and amortization	(61,772)	(47,084)

	221,131	192,367
Notes receivable from employees	978	708
Other assets	1,203	2,469

	$428,508	$382,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 38,508	$ 21,749
Accrued payroll and related expenses	18,126	16,800
Other accrued liabilities	9,184	8,222
Income taxes payable	1,162	3,906
Deferred revenue	6,771	4,479
Current portion of long-term debt	12,948	15,500

Total current liabilities	86,699	70,656
Long-term Liabilities:
Debt	51,000	73,461
Deferred revenue	6,992	2,181
Deferred taxes	16,031	1,766
Other	959	382

Minority interest	41,000	41,000

Commitments and contingencies
Class A and B common stock subject to mandatory redemption:
Class A —30,000,000 shares authorized, 13,270,000 issued and outstanding in 1999 and 1998	51,452	51,452
Class B —17,000,000 shares authorized, 11,730,000 issued and outstanding in 1999 and 1998	45,627	45,627

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized including 30,000,000 Class A and 17,000,000 Class B, 32,890,407 shares of common stock issued and outstanding in 1999; (32,435,901 shares in 1998). See Class A and B common stock above	33	32
Additional paid-in capital	112,021	106,304
Deferred compensation	(156)	(281)
Accumulated earnings (deficit)	16,850	(10,111)

Total stockholders’ equity	128,748	95,944

	$428,508	$382,469

The accompanying notes are an integral part of these statements.

CATALYTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income	$ 27,131	$ 22,817	$ 3,180
Adjustments to reconcile net income to net cash provided by operating activity:
Depreciation	17,291	14,453	8,465
Amortization	1,041	857	561
Deferred income taxes	4,869	(2,701)	42
Losses in joint ventures	1,132	3,827	4,355
Provision for losses in accounts receivable	1,389	1,212	500
Changes in:
Accounts receivable	(4,764)	(21,564)	(10,018)
Accounts receivable from joint venture	943	(153)	(102)
Inventory	(9,216)	24,249	5,883
Prepaid expenses, and other current assets	(2,037)	(1,259)	1,387
Accounts payable	16,759	(3,385)	21,015
Accrued payroll and related expenses	1,326	10,687	4,157
Deferred revenue	7,103	1,201	(1,514)
Income taxes payable	(2,744)	3,070	768
Other accrued liabilities	1,539	(318)	1,202

Net cash provided by operating activities	61,762	52,993	39,881
Cash flows from investing activities:
Purchases of investments	$(26,635)	$(37,202)	$ (25,099)
Maturities of investments	26,624	44,431	21,532
Investment in joint ventures	(1,132)	(3,827)	(1,027)
Acquisition of property and equipment, net	(46,055)	(36,416)	(9,123)
Acquisition of Glaxo Wellcome inventory and property, plant and equipment	—	—	(248,022)
Net cash used in investing activities	(47,198)	(33,014)	(261,739)

Cash flows from financing activities:
Net receipts on (issuance of) notes receivable from employees	$ (212)	$ (583)	$ (92)
Borrowings	—	6,309	138,296
Payments on debt obligations	(25,013)	(51,698)	(21,840)
Dividends paid	(170)	(342)	(342)
Effect of pooling of interest restatement	—	(1,440)	—
Minority investment	—	30,000	—
Issuance of Class A and B common stock, net	—	—	117,679
Repurchase of Class B common stock	—	—	(23,750)
Issuance of common stock by exercise of warrant dividend	—	—	27,692
Repurchase of Wyckoff treasury stock	—	—	(202)
Issuance of common stock	4,438	3,590	3,365

Net cash (used in) provided by financing activities	$(20,957)	$(14,164)	$ 240,806

Net increase (decrease) in cash and cash equivalents	(6,393)	5,815	18,948
Cash and cash equivalents at beginning of year	41,269	35,454	16,506

Cash and cash equivalents at end of year	$ 34,876	$ 41,269	$ 35,454

Additional disclosure of non-cash financing and operating activities:
Issuance of warrants in conjunction with the Glaxo Wellcome facility acquisition	$ —	$ —	$ 6,500

Issuance of Catalytica Pharmaceutical’s Junior Preferred Stock in conjunction with the Glaxo Wellcome facility acquisition	$ —	$ —	$ 3,000

Assumption of liability in conjunction with Glaxo Wellcome facility acquisition	$ —	$ —	$ 6,400

Issuance of Catalytica common stock to Shearson Lehman for services provided in conjunction with issuance of Class A & B common stock	$ —	$ —	$ 600

Deferred compensation	$ —	$ —	$ 500

Tax benefit from employee stock transactions	$ 1,280	$ —	$ —

Supplemental disclosure of cash flow information:

Income taxes paid	$ 4,673	$ 1,830	$ 849

Interest paid	$ 5,792	$ 8,121	$ 5,248

The accompanying notes are an integral part of these statements.

CATALYTICA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 1996	23,426,888	$23	$ 68,018	$ (41)	$(33,984)	$ 34,016
Sale and issuance of common stock	1,413,506	2	3,963	—	—	3,965
Repurchase of Wyckoff common stock	—	—	(202)	—	—	(202)
Issuance of warrants to Glaxo Wellcome	—	—	6,500	—	—	6,500
Net exercise of warrants issued in connection with public offering	208,153	—	—	—	—	—
Exercise of warrant dividends	6,922,996	7	27,685	—	—	27,692
Premium paid in connection with repurchase of Class B common stock	—	—	(3,750)	—	—	(3,750)
Issuance of below market stock options	—	—	500	(500)	—	—
Amortization of deferred compensation	—	—	—	135	—	135
Wyckoff dividends paid	—	—	—	—	(342)	(342)
Net income	—	—	—	—	3,180	3,180

Balance at December 31, 1997	31,971,543	32	102,714	(406)	(31,146)	71,194
Effect of pooling of interest restatement	—	—	—	—	(1,440)	(1,440)
Sale and issuance of common stock	464,358	—	3,300	—	—	3,300
Issuance of stock options to consultants	—	—	290	—	—	290
Amortization of deferred compensation	—	—	—	125	—	125
Dividends paid	—	—	—	—	(342)	(342)
Net income	—	—	—	—	22,817	22,817

Balance at December 31, 1998	32,435,901	32	106,304	(281)	(10,111)	95,944
Sale and issuance of common stock	454,506	1	4,035	—	—	4,036
Issuance of stock options to consultants	—	—	402	—	—	402
Amortization of deferred compensation	—	—	—	125	—	125
Tax benefit from employee stock transactions	—	—	1,280	—	—	1,280
Dividends paid	—	—	—	—	(170)	(170)
Net income	—	—	—	—	27,131	27,131

Balance at December 31, 1999	32,890,407	$33	$112,021	$(156)	$ 16,850	$128,748

The accompanying notes are an integral part of these statements.

CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of Business and Significant Accounting Policies

            Description of Business     Catalytica, Inc. (“Catalytica” or “the Company”) finds new pathways to improve processes for chemical change. For the pharmaceutical industry, Catalytica applies its innovative and patented catalytic technologies and other scientific processes to improve the steps for making a pharmaceutical molecule and also finds better and more efficient ways to produce products in commercial scale quantities. For the power industry, Catalytica’s unique application of a chemical catalyst and proprietary technology enables gas turbines to produce essentially pollution free power.

           Catalytica ’s core expertise is in the discovery and effective application of catalysts—substances that change the rate of chemical reactions but are themselves unchanged at the end of the process. Catalysts enable faster reactions, improve the yield of a process, eliminate steps or make reactions cleaner by eliminating the use of toxic materials. Catalytica has broadened its proprietary technology base and has identified key markets for its products and services. Catalytica operates through three subsidiaries: Catalytica Pharmaceuticals, Inc. (“Catalytica Pharmaceuticals”), Catalytica Combustion Systems, Inc. ( “Combustion Systems”), and Catalytica Advanced Technologies, Inc. (“Advanced Technologies ”).

           Basis of Presentation    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

           On September 20, 1999, the Company acquired Wyckoff Chemical Company, Inc. (“Wyckoff”). At the completion of the merger, Wyckoff became a wholly owned subsidiary of the Company. The Wyckoff merger was accounted for as a pooling of interests for financial reporting purposes in accordance with generally accepted accounting principles. Catalytica exchanged 4,029,813 shares of its common stock and reserved 32,962 shares for Wyckoff options assumed by the Company. Merger related expenses of $1.5 million were recorded in 1999. There were no transactions between Wyckoff and Catalytica prior to the combination and no significant adjustments were necessary to conform Wyckoff’s accounting policies.

           Since the fiscal years of Catalytica and Wyckoff were different, the consolidated financial statements for each year presented include the following:

Catalytica	Wyckoff
Fiscal year ended December 31, 1999	Twelve months ended December 31, 1999
Fiscal year ended December 31, 1998	Twelve months ended December 31, 1998
Fiscal year ended December 31, 1997	Fiscal year ended June 30, 1998

            Reclassification    Certain new product drug formulation revenues and costs at Catalytica Pharmaceuticals (which were not significant) were classified as product revenues and costs, respectively in 1998. In 1999 these amounts have become more significant and are included in research and development revenue and costs, respectively. Related 1998 amounts have been reclassified to improve the comparability of these line items. Accordingly, Catalytica reclassified approximately $8.0 million from cost of sales to R &D costs, and reclassified $8.6 million of related product sales to research revenues for the year ended December 31, 1998, to conform to the current period presentation.

           Use of Estimate    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Financial Instruments

           Cash and Cash Equivalents    Cash and cash equivalents consist of cash on deposit with banks and money market instruments. Certain restrictions have been placed on the use of the Company’s cash and investments. Of the $34.9 million in cash and cash equivalents at December 31, 1999, $10.6 million may only be used for Combustion Systems’ operations, and the remaining $24.3 million may be used for Catalytica Pharmaceuticals. These same restrictions apply to any short or long term investments. The $5.5 million in short term investments may only be used in Combustion Systems.

            Investments    The Company considers all investments with maturities of three months or less at the date of purchase to be cash and cash equivalents (none at December 31, 1999); investments with maturities of three months or less at the date of purchase which are held-to-maturity ($5.5 million at December 31, 1999) and investments with maturities greater than three months which are available-for-sale (none at December 31, 1999) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at December 31, 1999). The carrying value of all investments at December 31, 1999, approximated fair market value. The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

           As of December 31, 1999, the average portfolio duration is approximately 1.13 months.

           Major Customer Information    Revenues from major customers from all sources of revenue representing more than 10% of revenues in any of the past three years are as follows:

	Year ended December 31,
Customer	1999	1998	1997
Glaxo Wellcome	67%	79%	74%

           As of December 31, 1999 and December 31, 1998, a receivable in the amount of $22.5 million and $16.0 million, respectively, was outstanding from Glaxo Wellcome.

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

            Property, Plant, and Equipment     These assets are stated at cost. Depreciation and amortization are provided on the straight-line basis over the lesser of the useful lives of the respective assets or the lease term, if applicable (generally 3 to 40 years).

            Long-Lived Assets    In accordance with Financial Accounting Standards (“FAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. To date, no such impairment has been indicated. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates that will be used will contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

           Revenues     All product revenues are recognized upon shipment, and provisions are made at that time for product returns, if required. Certain research revenues are earned as contractual services are performed, principally based on reimbursement of total costs and expenses incurred. In return, collaborative partners receive certain rights in the commercialization of the resulting technology. Research and development contracts are subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. No amounts recognized as research and development revenue are refundable. Unbilled revenues related to work performed under collaborative arrangements were approximately $1.6 million at December 31, 1999 ($0.9 million at December 31, 1998) and are included in accounts receivable on the accompanying balance sheet. Most amounts unbilled at December 31, 1999, were billed in January, 2000.

            Deferred Revenue    Deferred revenue represents negotiated advances from customers which will be earned in future periods, generally over a period of 1 to 5 years.

            Research and Development    All costs for research and development activities are expensed as incurred. Such costs include proprietary research and development expenses associated with revenues from research and development agreements. Approximately 16% of the Company’s 1999 research and development expenses were spent to develop the Company’s combustion systems technology, approximately 78% were spent on pharmaceuticals technology, and approximately 6% were spent on other technologies, much of which was performed at the specific request of, and funded by, third parties.

            Advertising    Advertising costs are expensed as incurred. Advertising costs were $856,000, $648,000 and $206,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

           Income Taxes    The Company accounts for income taxes under the asset and liability method in accordance with FAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

            Earnings (Loss) per Share     Earnings (loss) per share is presented in accordance with FAS No. 128, “Earnings Per Share” (“EPS ”). In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution created by common stock equivalents. For the year ended December 31, 1997, the inclusion of common stock equivalents and the reduction of Catalytica Pharmaceuticals income due to holders of subsidiary stock options is antidilutive, therefore loss per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents. Weighted average shares outstanding includes Class A and B common shares, as class A and B shares are convertible into the equivalent number of shares of common stock.
CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

           The following table sets forth the computation of basic and diluted earnings attributable to common shareholders per share (in thousands, except per share amounts:

	Year ended December 31,
	1999	1998	1997
Numerator:
Numerator for basic earnings per share: Net income	$27,131	$22,817	$ 3,180
Premium paid on common stock redemption (*)	—	—	(3,750)

Income (loss) attributable to common stockholders	27,131	22,817	(570)
Less: Reduction of Catalytica Pharmaceuticals income attributable to holders of subsidiary stock options	(2,100)	(1,380)	—

Numerator for diluted earnings (loss) per share	$25,031	$21,437	$ (570)

Denominator:
Denominator for basic earnings (loss) per share
Weighted-average shares	57,554	57,139	37,278

Effect of dilutive securities:
Catalytica, Inc. employee stock options	823	1,015	—
Catalytica Pharmaceuticals Convertible Preferred Stock	1,775	1,683	—
Catalytica Pharmaceuticals Convertible Junior Preferred Stock	599	568	—
Catalytica Combustion Systems, Inc. Convertible Preferred Stock	2,838	2,651	—
Catalytica, Inc. warrants issued to Glaxo Wellcome, Inc.	200	378	—

Dilutive potential common shares	6,235	6,295	—
Denominator for diluted earnings (loss) per share
Adjusted weighted-average shares and assumed conversions	63,789	63,434	37,278

Basic earnings (loss) per share	$ 0.47	$ 0.40	$ (0.02)

Diluted earnings (loss) per share	$ 0.39	$ 0.34	$ (0.02)

*
Income (loss) available to common shareholders reflects a reduction from 1997 net income of $3.75 million relating to the call premium paid for the repurchase of five million shares of Series B common stock with proceeds received from the exercise of warrants issued to shareholders as a dividend.

           For the year ended December 31, 1997, potentially dilutive securities of 2,649,000 were outstanding and not included in the diluted earnings per share computation because they are antidilutive.

            Stock-Based Compensation    The Company has elected to account for stock-based compensation to employees in accordance with APB Opinion 25, Accounting for Stock Issued to Employees providing only pro forma disclosures required by Statement 123 Accounting for Stock-Based Compensation.

            Comprehensive Income     Effective January 1, 1998, the Company adopted FAS No. 130, “Reporting Comprehensive Income.” The Company has no components of other comprehensive income.

           Segment Disclosures    Beginning in fiscal 1998, the Company adopted FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information. ”
CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            The Company operates primarily in the pharmaceuticals and combustion systems businesses. The Company has determined the reportable operating segments based upon how the businesses are managed and operated. Catalytica Pharmaceuticals and Combustion Systems operate as independent businesses with their own sales, research and development, and operations departments. Each manufactures and distributes distinct products with different production processes. As such, the following table discloses their revenues, operating income, and identifiable assets for the above named operating segments. Advanced Technologies is combined with Corporate as it does not meet the requirements for separate disclosure. Sales to countries outside of the United States is less than 10% of total revenues for all periods presented.

	Year ended December 31,
	1999	1998	1997
	(In thousands)
Revenues Pharmaceuticals	$420,645	$400,180	$207,236
Combustion	1,552	2,707	1,950
Corporate and other	1,501	3,572	3,189

Total revenues	$423,698	$406,459	$212,375

Operating income
Pharmaceuticals	$ 51,028	$ 40,707	$ 13,778
Combustion	(9,618)	(3,014)	(478)
Corporate and other	(1,420)	(1,449)	216

Total operating income	$ 39,990	$ 36,244	$ 13,516

Identifiable assets
Pharmaceuticals	$389,130	$335,929	$339,137
Combustion	19,335	27,402	2,011
Corporate and other	20,043	19,138	21,297

Total assets	$428,508	$382,469	$362,445

           Impact of Recently Issued Accounting Standards     In June 1998, the FASB issued FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No. 133, is effective for the fiscal year ending on or about December 31, 2001. The Company does not believe that adopting this statement will have a material effect on the financial position or results of operations.

Note 2.     Catalytica Pharmaceuticals, Inc.

           In connection with the Company’s purchase of a pharmaceuticals manufacturing facility in Greenville, North Carolina from Glaxo Wellcome, the Company issued 250,000 shares of Junior Preferred Stock of Catalytica Pharmaceuticals.

           The Junior Preferred Stock has the following rights: (a) a non-cumulative dividend preference and a liquidation preference, both junior to the outstanding preferred stock of Catalytica Pharmaceuticals and the Catalytica Pharmaceuticals Series C Preferred Stock which was issued to the Company in connection with the Acquisition; (b) the right to convert into shares of Catalytica Pharmaceuticals Common Stock on a one-for-one basis (subject to adjustment in the case of stock splits, reclassifications, stock dividends and rights offerings to existing holders of Common Stock and similar events and in the event of Common Stock issuances below the then fair market value except for issuances pursuant to Catalytica Pharmaceuticals’ employee benefit plans) at any time at the option of the holder and automatically upon the closing of an underwritten public offering which results in gross proceeds of at least $10 million to Catalytica Pharmaceuticals; (c) each share shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares could then be converted; and (d) if Catalytica Pharmaceuticals shall not have consummated an underwritten public offering which results in gross proceeds of at least $10 million to Catalytica Pharmaceuticals within five years of the consummation of the Acquisition, this shall be exchangeable, at the option of Glaxo Wellcome, into shares of Common Stock of the Company having a market value at that time equal to the value of the preferred stock. Upon consolidation of Catalytica Pharmaceuticals into Catalytica, Inc., the Junior Preferred Stock issued to Glaxo Wellcome is reflected as $3.0 million of minority interest in Catalytica, Inc.

           In connection with the sale of the Greenville Facility, Glaxo Wellcome entered into a Supply Agreement under which Catalytica Pharmaceuticals manufactures products for Glaxo Wellcome over the next several years. Subsequently, this agreement has been amended from time to time.

           The Company believes the pricing and terms in the original Supply Agreement, and subsequent amendments with Glaxo Wellcome, represent fair market terms and conditions based on arms-length negotiations. Catalytica Pharmaceuticals estimates that aggregate payments (including the cost of materials) by Glaxo Wellcome under the original Supply Agreement will total approximately $800 million over a five-year period. Subsequent amendments to the original Supply Agreement have provided for approximately $120 million in revenue through December 31, 1999.

           Glaxo Wellcome has guaranteed that revenues paid to Catalytica Pharmaceuticals will meet a specified level or that Glaxo Wellcome will pay to Catalytica Pharmaceuticals any shortfall. Product shipments to Glaxo Wellcome have exceeded the levels associated with the aggregate annual minimum payments provided for in the original Supply Agreement and related amendments. Therefore, Glaxo Wellcome has made no shortfall payments to the Company. The minimum revenues, which include compensation for transition services Catalytica Pharmaceuticals has agreed to provide Glaxo Wellcome, and which exclude the cost of materials, over the five years beginning in 1997 under the original Supply Agreement and subsequent amendments total $492.8 million.

           In May 1996, Pfizer Inc. (“Pfizer”) entered into a Collaborative Research and License Agreement and a Stock Purchase Agreement with Catalytica Pharmaceuticals, Inc. that included the purchase of 150,000 shares of Series B Preferred Stock by Pfizer. The holders of the Series B Preferred Stock shall be entitled to receive non-cumulative dividends at a rate of $6.00 per share, per annum, when and if declared by the Board of Directors. In consideration of the $15 million paid, Catalytica Pharmaceuticals is also obligated to perform specified agreed upon research for a five year period. Accordingly, Catalytica recognized Pfizer’s minority interest in Catalytica Pharmaceuticals at $8 million and recorded deferred revenue of $7 million to be recognized as research is performed. In 1999 and 1998, $1.5 million and $1.4 million, respectively, of research was performed and recognized as revenue. The deferred revenue balance pertaining to Pfizer was $2.1 and $3.6 million at December 31, 1999, and 1998, respectively.

           In conjunction with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Pfizer the right to exchange the Series B Preferred Stock of the Company for Catalytica’s Common Stock. After the three year anniversary of the agreement, Pfizer shall have the right to require the Company to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Common Stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the Preferred Stock and the market value of Catalytica’s Common Stock at the time of conversion. In the event of insolvency of the Catalytica Pharmaceuticals, Pfizer may convert $4.2 million of Series B Preferred Shares into 700,000 shares of Catalytica’s Common Stock.
CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 3.    Combustion Systems

           In January 1998, Enron Ventures Corporation, a wholly-owned subsidiary of Enron Corporation (“Enron”), purchased a 15% minority interest in Combustion Systems for $30 million in cash in which Enron received 1,339,286 shares of Combustion Systems’ Series B Preferred Stock. In addition, Enron also received a three-year option to purchase an additional 4.9% of Combustion Systems for $14.4 million in cash. In conjunction with the Stock Purchase agreement, the Company entered into a Share Exchange agreement, providing Enron the right to exchange the Series B Preferred Stock of Combustion Systems for Catalytica, Inc. Common Stock. After the five year anniversary of the agreement, if Combustion Systems has not undertaken a public offering, in which Combustion Systems receives at least $20 million in gross proceeds, Enron shall have the right to require the Company to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Common Stock based upon a determined exchange rate. The exchange rate is based upon the fair value of the Preferred Stock and the market value of Catalytica’s Common Stock at the time of conversion. Upon consolidation of Combustion Systems into Catalytica, Inc., the Series B Preferred Stock issued to Enron is reflected as $30 million of minority interest.

           Joint Venture (GENXON)    On October 15, 1996, Catalytica’s subsidiary Combustion Systems and Woodward Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON™ Power Systems, LLC, was formed to upgrade the combustion systems of installed turbines with Xonon, which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets.

           The initial capital commitment of the GENXON joint venture partners was $10 million: $2 million from Combustion Systems, and $8 million from Woodward, payable over time as the funds were required by the joint venture. In addition to the initial capital commitment made by Combustion Systems and Woodward, Combustion Systems has contributed to the joint venture an exclusive license for the use of its catalytic combustion technologies valued at $8 million, and Woodward contributed to the joint venture an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustion valued at $2 million. The initial capital commitment of $10 million was reached during the third quarter of 1997. Continued funding of the joint venture beyond the initial $10 million commitment has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. For the year ended December 31, 1999, Combustion Systems contributed $0.8 million in cash, and Woodward contributed $0.8 million, bringing the total combined investment in the joint venture to $24.2 million as of December 31, 1999. Combustion Systems began accounting for its share of the joint venture gain or loss upon the first cash infusion totaling $1.0 million which occurred on January 3, 1997, upon completion of a milestone. Prior to January 3, 1997, the joint venture was being funded entirely by Woodward Governor. The Company recorded losses on the joint venture of $1.1 million, $3.8 million, and $4.4 million, for the years ended December 31, 1999, December 31, 1998, and December 31, 1997, respectively. As of December 31, 1999, $49,000 of accounts receivable was outstanding from GENXON. In the third quarter of 1999, GENXON completed its prototype development of the Kawasaki combustor unit, and funding of the durability testing was shifted back to Combustion Systems. The reduced level of the Company’s investment in GENXON is expected to continue throughout 2000.

Note 4.     Advanced Technologies

           Joint Venture (“Süd-Chemie Catalytica”)     On November 1, 1998, Advanced Technologies entered into an operating agreement with United Catalysts, Inc. ( “United Catalysts”), a division of Süd-Chemie Group, to form Single-Site Catalysts, L.L.C., a Delaware limited liability company, which was subsequently named Süd-Chemie Catalytica. Advanced Technologies was required to contribute inventory and equipment valued at $150,000 and a License Agreement. United Catalysts agreed to contribute a License Agreement and $5 million in capital to be paid in varying installments over the next several years. S üd-Chemie Catalytica incurred a loss in 1999 and 1998 and the Company anticipates that the joint venture will continue to generate losses during 2000. Although no losses were recorded by the Company in 1999 related to Süd-Chemie Catalytica, it had recorded its share of losses to the extent of its capital contribution of $150,000 in 1998. The operating agreement does not require any further capital contributions by Advanced Technologies beyond its initial $150,000 contribution. Therefore, no further losses will be recorded by the Company unless it decides to invest additional capital beyond the initial $5 million commitment by its joint venture partner.

Note 5.     Environmental Regulations

           In November 1993, the Company entered into a ground lease with Rh ône Poulenc, Inc. to lease the surface of the pharmaceuticals manufacturing facility in East Palo Alto, California (“site”). Because there is significant soil and groundwater contamination caused by past activities on the site, Rhône Poulenc Inc. is remediating the soil and groundwater of the site pursuant to an order from the Bay Area Regional Water Quality Control Board ( “RWQCB”). Pursuant to the ground lease with Rhône Poulenc, Inc., the Company has received an indemnity for the contamination that is the subject of the RWQCB’s order.

           A moderate amount of asbestos containing material (“ACM”) is present at the Greenville Facility. The Company believes that the ACM, in its present condition, does not require abatement. Abatement is only required if renovations are performed in those areas containing ACM. The Company assumed the $6.4 million liability associated with the abatement of the ACM present at the Greenville Facility under the purchase agreement with Glaxo Wellcome. During 1998, the Company began performing some asbestos abatement, and the asbestos liability was reduced by $0.6 million. No additional abatement was performed in 1999. The Company had a reserve totaling $5.8 million and $6.4 million at December 31, 1999, and 1998, respectively, netted against property, plant, and equipment which the Company believes is adequate to cover the cost of remedial clean-up should further renovations ever be performed in those areas containing ACM.

           In connection with the sale of the Greenville Facility to the Company, Glaxo Wellcome agreed to perform, at its own cost, remediation required by law associated with soil and groundwater contamination existing at the Greenville Facility as of the date of the acquisition. Catalytica Pharmaceuticals is required to provide access to the Greenville Facility and certain facility services required by the remediation efforts, subject to reimbursement by Glaxo Wellcome.

Note 6.     Employee Benefit Plans

           Pension Plan    The Company has a nonqualified pension plan for employees meeting certain requirements, based on a defined percentage of the employees’ compensation. Pension expense in any year presented is not significant.

            Retirement Savings Plan    The Company has a defined contribution pension plan which provides an employer match, and a qualified contributory savings plan as allowed under 401(k) in the Internal Revenue Code. The plan permits participant contributions which are matched with Company contributions according to a specified formula. Additionally, the plan requires a minimum contribution from the Company independent of any employee contributions. The Company made contributions of $3.7 million in 1999, $3.0 million in 1998, and $1.5 million in 1997.

Note 7.     Debt

           The Company maintains a debt facility pursuant to which Catalytica Pharmaceuticals may borrow an aggregate of up to $175 million (the “debt facilities”). The debt facilities originally consisted of a senior secured term loan facility in an aggregate principal amount of $125 million and a senior secured revolving facility in an aggregate principal amount of $75 million. In June, 1998, this debt facility was amended to increase the revolving debt portion from $75 million to $100 million, and the term loan was reduced from its original balance of $125 million to $75 million. In August 1999, the debt facilities were further amended to accommodate the acquisition of Wyckoff. Up to $20 million of the revolving facility is available for the issuance of letters of credit. The term loan, which originally matured December 31, 2001, now matures December 31, 2002, and will be amortized in quarterly installments commencing on December 31, 1999. The related interest rate is a variable interest rate tied to LIBOR. This interest rate was 6.875% as of December 31, 1999. As of December 31, 1999, nothing was outstanding under the revolving portion and $61.25 million was outstanding under the term loan.

           In addition to the restrictions above, the Agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At December 31, 1999, the Company and Catalytica Pharmaceuticals, Inc. were in compliance with the covenants. The revolving loan, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity and implements restrictions on the Company’s ability to declare and pay dividends.

            Interest Rate Swap    In the second quarter of 1998, Catalytica entered into a $50.0 million interest rate swap to reduce its exposure to fluctuations in short-term interest rates. This interest rate swap effectively fixed the LIBOR benchmark rate used to calculate Catalytica’s borrowing cost at 5.90% for four years on $50.0 million of the term debt facility. Catalytica accounts for this interest rate swap as a hedge, and accrues the interest rate differential as an adjustment to interest expense on a monthly basis. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. Catalytica does not hold or transact in such financial instruments for purposes other than risk management.

           For the year ended December 31, 1999, the receive rate on the swap hedging debt was 5.3%. The pay rate on the swap was 5.90%. The gain or loss on the swap is recognized in net interest expense in the same period as the hedged transaction. The actual incurred loss totaled approximately $320,000 as of December 31, 1999.

           Wyckoff Long-Term Debt    There were no long term borrowings relating to Wyckoff at December 31, 1999. On December 31, 1998, related long-term borrowing totaled approximately $11.2 million, with borrowing rates ranging from 5.55% to 7.75%.

           In October 1998, Wyckoff entered into a $9.0 million interest rate swap transaction to reduce its exposure to fluctuations in short-term interest rates. This interest rate swap transaction effectively fixed the rate used to calculate Wyckoff’s borrowing cost at 4.97% for four and one-half years on $9.0 million of the variable rate demand notes. Wyckoff accounted for this interest rate swap as a hedge, and accrued the interest rate differential as interest expense on a monthly basis. On November 1, 1999, concurrent with the repayment of Wyckoff’s debt agreements, the Company closed out this interest rate swap agreement and recognized a $178,000 gain.

           The fair value of Catalytica’s debt is based on pricing models or securities with similar terms, and approximates carrying value.

           At December 31, 1999, future minimum principal payments on debt were as follows (in thousands):

2000	12,948
2001	21,000
2002	30,000

$63,948

CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 8.    Income Taxes

           The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based upon the likelihood of realization of the related tax benefit in the future.

           The provision (benefit) for income taxes consists of the following (in thousands):

	1999	1998	1997
Current:
Federal	$1,514	$ 3,736	$ 899
State	1,342	1,665	484

	2,856	5,401	1,383
Deferred:
Federal	4,081	(2,397)	189
State	(492)	(79)	(147)

	3,589	(2,476)	42

Total Provision	$6,445	$ 2,925	$1,425

           The provision for income taxes reconciles to the amount computed by applying the Federal statutory rate to income before provision for income taxes as follows (in thousands):

	1999	1998	1997
Income (loss) before provision for income taxes	$33,576	$25,742	$4,605

Federal statutory rate (35% for 1999 & 1998, 34% for 1997)	$11,751	$ 9,041	$1,565
State taxes, net of federal benefit	553	1,268	330
Benefit of net operating losses	(4,118)	(7,461)	(198)
Change in valuation allowance	(3,180)	—	—
Other	1,439	77	(272)

Provision for income taxes	$ 6,445	$ 2,925	$1,425

CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax liability are as follows (in thousands):

	1999	1998
Deferred tax assets:
Inventory reserves	$ 5,165	$ 3,756
Accruals	2,585	1,186
Other, net	958	409
Credit carryforwards	1,541	—
Capitalized R&D costs	181	114
Net operating loss carryforwards	2,521	6,639

Total deferred tax assets	$ 12,951	$12,104
Valuation allowance	—	(9,829)

Net deferred tax assets	$ 12,951	$ 2,275
Deferred tax liabilities:
Depreciation	(16,031)	(1,766)

Total deferred tax liabilities	(16,031)	(1,766)

Net deferred tax assets (liabilities)	$ (3,080)	$ 509

           As of December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $7.2 million. The federal net operating loss carryforwards will expire at various dates beginning in year 2007, if not utilized. The Company also has state tax credit carryforwards of approximately $2.0 million that will expire at various dates beginning in year 2003, if not utilized. The valuation allowance decreased by $9.8 million and $7.9 million in 1999 and 1998, respectively, and increased by $0.6 million during 1997.

Note 9.     Leases, Commitments, and Contingencies

Operating Leases

           Catalytica leases its research and office facilities in Mountain View, CA under an operating lease agreement that expires on December 31, 2003, after which the Company has the option for a five-year extension. The pharmaceuticals manufacturing facility in East Palo Alto, CA is owned by the Company; however, the land at the facility is leased under a 15 years ground lease. The lease expires on November 30, 2008, after which the Company has two five-year options to extend the lease term, and one four-year option to extend the lease term after expiration of the first two option periods.

           The aggregate minimum annual commitments under all operating leases as of December 31, 1999, are as follows (in thousands):

Fiscal Year
2000	2,102
2001	1,938
2002	1,446
2003	1,363
2004	340
and thereafter	2,070

$ 9,259

CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            Rent expense, consisting of building and equipment rent, was $2.6 million, $2.6 million, and $1.4 million for each of the three years ended December 31, 1999, 1998, and 1997, respectively.

Commitments

           In December of 1999, Enron North America announced that Catalytica ’s Xonon combustion system had been specified as the preferred emissions control system with GE 7FA turbines that have been ordered for the proposed Pastoria Energy Facility. The Pastoria Energy Facility, a project proposed by affiliates of Enron North America, is a 750 megawatt natural gas fired power generation project located on Tejon Ranch property south of Bakersfield, Calif. This project is presently under regulatory review by the California Energy Commission and is expected to begin construction in 2001 and enter commercial operations by the summer of 2003. In conjunction with this project, Combustion Systems and Enron North America signed an agreement whereby Combustion Systems will advance $9.9 million to accelerate development of the Xonon-equipped GE gas turbines. Catalytica expects to recover its advance in late 2000 either in cash or may recover this amount through the future sale of Xonon-equipped gas turbines. In December 1999, Combustion Systems recorded a provision of $1.2 million related to these advances. Catalytica will advance an additional $8.7 million under this agreement in 2000.

Research Collaborations

           During the past four years, Catalytica Pharmaceuticals and Pfizer have collaborated on the development of proprietary processes for key intermediate products for several of Pfizer’s promising new pharmaceuticals. The Pfizer drugs are at varying stages of approval by the Food and Drug Administration, ranging from Phase II clinical trials through the New Drug Application stage. Catalytica Pharmaceuticals currently manufactures intermediates for certain Pfizer drugs and anticipates becoming a supplier of intermediates to Pfizer for other pharmaceutical products in the future.

           The Company has entered into certain research collaboration arrangements whereby potential future royalty payments may be required. Such payments would generally be due once specified milestones such as commencement of commercial sales of products incorporating the funded technology are achieved. Related royalty payments for certain technologies would range from 1.5% to 5.0% of product sales during the period covered by the royalty agreement.

Contingent Purchase Price

           In connection with the acquisition of the Greenville Facility, the Company agreed to pay contingent consideration of 10% of the earnings before interest and taxes in excess of an aggregate cumulative amount of $10 million attributable to the sterile products portion of the Greenville Facility for a period of ten years following the Closing, up to an aggregate cumulative payment to Glaxo Wellcome of an additional $25 million. This additional contingent consideration, if any, will be allocated to acquired long-lived assets and amortized over the remaining lives of these assets.

Note 10.    Capital Stock

Common Stock

           On September 20, 1999, the Company acquired Wyckoff. At the completion of the merger, Wyckoff became a wholly owned subsidiary of the Company. Under the terms of the acquisition, the Company exchanged 4,029,813 shares of its common stock for all of the Wyckoff outstanding common stock. Additionally, the Company converted options to purchase approximately 32,962 shares of Wyckoff common stock into approximately 466,674 options to purchase shares of the Company’s common stock. The Wyckoff merger was accounted for as a pooling of interests for financial reporting purposes in accordance with generally accepted accounting principles.

           On July 29, 1997, the shareholders of the Company approved an increase in the authorized number of shares of the Company’s Common Stock from 40,000,000 to 120,000,000 shares. 30,000,000 of those shares were approved as a new class of Common Stock of the Company, to be designated Class A Common Stock at a par value $0.001 per share. 17,000,000 of the shares were approved as a new class of nonvoting Common Stock of the Company, to be designated Class B Common Stock, par value $0.001 per share.

           With the closing of the acquisition of the Greenville Facility, the Company closed a sale of 13,270,000 shares of its Class A Common Stock and 16,730,000 shares of its Class B Common Stock to Morgan Stanley Dean Witter Capital Partners (“MSCP”) (collectively, the “Stock Sale”), at a price of $4.00 per share, for an aggregate of $120 million. As a result of the Stock Sale and subsequent stock repurchase, as of December 31, 1999, MSCP beneficially owns approximately 29% of the voting control and 43% of the total outstanding voting and non-voting stock.

           Per the terms of the Acquisition, the Company had the option to redeem up to 5,000,000 shares of the Class B Common Stock at a price equal to $4.75 per share during the period from closing through November 30, 1997, and $5.00 per share during the period from December 1, 1997 through May 31, 1998, upon which the redemption right expired. The optional redemption right provided the Company with the flexibility to reduce the amount of equity issued to complete the Acquisition if during the period between the closing of the Acquisition and May 31, 1998, the Company ’s financial performance during such period enabled the Company to obtain capital on terms that reduced the equity dilution from the Stock Sale. As further described in “Warrant Dividend” below, on November 30, 1997, the Company exercised its right of redemption for 5,000,000 shares of the Class B Common Stock at $4.75 per share reflecting a call premium of $0.75 per share. As such, 11,730,000 shares of Class B Common Stock remained outstanding as of December 31, 1999.

           At any time after July 1, 1998, MSCP has the right to request the Company to effect a registration of shares of Common Stock issuable upon conversion of the Class A Common Stock and Class B Common Stock held by it with an aggregate offering price of at least $15 million. In addition, in the event the Company proposes to register any of its securities for its own account or the account of any of its stockholders (other than certain registrations relating solely to a stock option or other similar employee benefit plan), MSCP will have the right to have the Common Stock issuable upon conversion of the Class A and B Common Stock included in such registration. At December 31, 1999, MSCP has not effected a registration of shares of either Class A Common Stock or Class B Common Stock.

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

           The liquidation preference of the Class A Common Stock ranks senior to all other common stock and preferred stock at any time outstanding of the Company unless agreed to by MSCP. The liquidation preference of the Class A Common Stock will be equal to the greater of (i) $4.00 per share plus any accrued and unpaid dividends, (the “Liquidation Preference”). No dividends have been declared or paid; and (ii) the amount that holders thereof would have received in such liquidation had the Class A Common Stock been converted to Common Stock in accordance with its terms.

           The Class B Common Stock has the same powers, preferences and rights described above as the Class A Common Stock, except that the Class B Common Stock is convertible into Class A Common Stock, has no voting rights (except as required by Delaware law) and has no right to vote for the election of directors.

           The shares of Class B Common Stock will, upon any transfer of such shares by MSCP, be automatically converted into a like number of shares of Common Stock, subject to adjustment upon certain events with respect to the Common Stock. The shares of Class B Common Stock are convertible at the option of MSCP into Common Stock or Class A Common Stock so long as such conversion results in MSCP holding 40% or less of the Company’s outstanding voting securities.

Common Stock Reserved for Future Issuance

           Shares of common stock of the Company reserved for future issuance at December 31, 1999 are as follows:

1999
Employee Stock Purchase Plan	2,469,000
Stock Options	5,044,000
Pharmaceuticals Series B Preferred Stock (*)—held by Pfizer	1,800,000
Pharmaceuticals Junior Preferred Stock (*)—held by Glaxo Wellcome	600,000
Combustion Systems Series B Preferred Stock (*) —held by Enron	2,800,000
Warrants —held by Glaxo Wellcome	2,000,000
Class A and B Common Stock—held by MSCP	25,000,000

39,713,000

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

CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

           The exercise of 6,922,996 warrants generated gross proceeds of $27.7 million. The Company used $23.75 million of the proceeds to repurchase an aggregate of 5,000,000 shares of its Class B Common Stock issued to MSCP on July 31, 1997. The repurchase price was $4.75 per share, as such repurchase was consummated prior to November 30, 1997. The premium paid in connection with the repurchase is reflected in the Company’s earnings per share calculation for the period ended December 31, 1997, as a reduction of earnings available to common shareholders. Accordingly, the Company’s earnings per share for the year ending December 31, 1997, were reduced by $0.10 due to this repurchase.

Warrants

           In connection with the Acquisition of the Greenville Facility, the Company issued warrants to Glaxo Wellcome to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $12.00 per share. The warrants expire on July 31, 2003. The value of the warrants was recorded in additional paid-in capital as of December 31, 1997.

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

Stockholders Rights Plan

           On October 28, 1996, the Board of Directors adopted a Stockholders Rights Plan providing a dividend of rights (which cannot be exercised until certain events occur) to purchase shares of preferred stock of the Company. Each shareholder of record receives one right for each share of common stock then owned. This plan was adopted to ensure that all stockholders of the Company receive fair value for their common stock in the event of any proposed takeover of the Company and to guard against coercive tactics to gain control of the Company without offering fair value to the Company’s stockholders.

Stock Option and Stock Purchase Plans

           Pro forma information regarding net income and earnings per share is required by FAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock awards and those of its subsidiaries granted subsequent to December 31, 1994, under the fair value method of this Statement. Additionally, options granted under the Wyckoff Chemical, Inc. Plan have been assumed under the Catalytica, Inc. Stock Option Plan at the rate of one Wyckoff option to 14.157928 options of Catalytica. The fair value for Catalytica options and Wyckoff converted options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Risk Free Interest Rate			Dividend Yield
	1999	1998	1997	1999	1998	1997
Catalytica, Inc. Stock Option Plans	5.27	5.26	6.14	.04	.13	.08
Catalytica, Inc. Stock Purchase Plan	5.25	5.19	6.15	—	—	—
Catalytica Advanced Technologies, Inc.	—	5.55	5.95	—	—	—
Catalytica Combustion Systems, Inc.	5.01	5.48	6.01	—	—	—
Catalytica Pharmaceuticals, Inc.	5.71	5.25	6.05	—	—	—

	Volatility Factor			Weighted Average Expected Life
	1999	1998	1997	1999	1998	1997
Catalytica, Inc. Stock Option Plans	.8018	.7905	.8659	5.5	5.0	3.7
Catalytica, Inc. Stock Purchase Plan	.8238	.8602	.9089	1.5	1.3	1.2
Catalytica Advanced Technologies, Inc.	—	.8602	.9089	—	7.0	7.0
Catalytica Combustion Systems, Inc.	.8238	.8602	.9089	2.6	5.0	5.0
Catalytica Pharmaceuticals, Inc.	.8238	.8602	.9089	3.8	5.0	3.5

	Compensation Expense
	1999	1998	1997
Catalytica, Inc. Stock Option Plans	$ 7,663	$ 4,984	$2,096
Catalytica Stock Purchase Plan	964	2,405	1,439
Catalytica Advanced Technologies	4	10	12
Catalytica Combustion Systems	826	547	85
Catalytica Pharmaceuticals	3,387	3,511	1,000

	$12,844	$11,457	$4,632

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

           Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	1999	1998	1997
	(in thousands, except per share data)
Income/(loss) attributable to common shareholders	$ 27,131	$ 22,817	$ (570)
Compensation expense	$(12,844)	$(11,457)	$(4,632)
Pro forma net income/(loss)	$ 14,287	$ 11,360	$(5,202)
Pro forma income/(loss) per share—basic	$ 0.25	$ 0.20	$ (0.14)
Pro forma income/(loss) per share—diluted	$ 0.19	$ 0.16	$ (0.14)
CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            Compensation expense for the above reported years resulting from the stock option plan has been adjusted to reflect the impact of the Wyckoff acquisition in 1999.

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

           1993 Wyckoff Stock Option Plan    In 1993, Wyckoff Chemical Company, Inc. adopted the 1993 Stock Option Plan under which 35,000 shares of Wyckoff had been reserved for future issuance. Upon completion of the acquisition of Wyckoff by Catalytica, the options were converted to Catalytica options at a conversion rate of 14.157928 representing a total of 495,527 options reserved for issuance. Upon merging the plan into the Catalytica Stock Option Plan, 15,521 shares reserved but unissued under the plan were cancelled. A committee appointed by the Board of Directors administered the 1993 Stock Option Plan. Under the Plan, the committee granted incentive stock options and non-qualified stock options. Incentive stock were granted at an exercise price of not less than 100% of the fair market value of Common Stock on the date of grant. Options generally become exercisable over a 3 year period at a rate of 33  1 /3% as follows:  1 /3on and after six months following the date of grant,  1 /3 on and after one year from the date of grant and the final  1 /3 on and after two years from the date of grant. The options expire after 10 years from date of grant.

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

           1985 Catalytica Non-Qualified Stock Option Plan     Since 1985, the Company has granted to certain directors, officers, and consultants 438,800 nonqualified stock options at an average price of $0.54 per share. As of December 31, 1999, 436,800 shares had been exercised. Of the amounts disclosed, 400,000 options were granted in 1985 to an officer of the Company who is now a director. All options were granted at the fair market value at the date of grant.

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
CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

           The following table summarizes stock option plan activity for the 1995 Director Stock Option Plan, the 1992 Stock Option Plan, the 1993 Wyckoff Stock Option Plan, the 1985 Catalytica Non-Qualified Plan, the 1983 Incentive Stock Option Plan, and the 1983 Restricted Stock Purchase Plan:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price	Aggregate Exercise Price
Balance at December 31, 1996	1,238,418	2,005,425	$ 3.10	$ 6,219,921
Authorized	1,200,000	—	—	—
Granted	(1,283,827)	1,283,827	$10.25	13,152,656
Granted Below Fair Value	(100,000)	100,000	$ 5.00	500,000
Exercised	—	(1,061,438)	$ 1.83	(1,983,477)
Canceled	29,044	(29,044)	$ 7.40	(214,797)
Expired	(3,200)	—	—	—

Balance at December 31, 1997	1,080,435	2,298,770	$ 7.69	$17,674,303
Authorized	2,000,000	—	—	—
Granted at Fair Value	(621,115)	621,115	$12.15	7,548,336
Exercised	—	(115,904)	$ 4.32	(500,245)
Canceled	96,917	(96,917)	$10.42	(1,010,284)
Expired	(750)	—	—	—

Balance at December 31, 1998	2,555,487	2,707,064	$ 8.76	$23,712,110
Granted at Fair Value	(1,062,421)	1,062,421	$14.32	15,211,594
Exercised	—	(202,622)	$ 6.13	(1,242,307)
Canceled	147,680	(147,680)	$10.57	(1,561,410)
Expired	(15,917)	—	—	—

Balance at December 31, 1999	1,624,829	3,419,183	$10.56	$36,119,987

           The weighted average fair value of options granted at fair value during 1999 is $10.30 as calculated in accordance with FAS 123.

CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            A summary of the Company’s stock option activity and related information for the year ended December 31, 1999 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 1999	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 1999	Weighted Average Exercise Price
$1.80 –$3.88	343,284	6.02	$ 3.57	215,958	$ 3.54
$3.94 –$5.79	437,263	4.53	$ 5.55	400,730	$ 5.60
$5.93 –$9.25	154,890	7.41	$ 6.73	137,543	$ 6.53
$10.50 –$10.50	826,975	7.65	$10.50	373,199	$10.50
$10.56 –$12.19	413,320	8.73	$11.57	164,159	$11.56
$12.50 –$14.00	285,572	8.58	$13.21	91,623	$13.06
$14.25 –$14.25	677,616	9.16	$14.25	126,451	$14.25
$14.75 –$16.38	244,658	9.54	$15.91	15,470	$15.19
$17.98 –$17.98	1,445	8.92	$17.98	429	$17.98
$18.00 –$18.00	34,160	9.00	$18.00	16,608	$18.00

$1.80 –$18.00	3,419,183	7.73	$10.56	1,542,170	$ 8.60

1992 Catalytica Employee Stock Purchase Plan

           In 1992, the Company adopted the 1992 Employee Stock Purchase Plan ( “ESPP”) under which 3,500,000 shares have been reserved for future issuance. Under the 1992 Employee Stock Purchase Plan, employees of the Company are given an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. Shares are purchased under the ESPP at 85% of the fair market value at certain specified dates. Of the 3,500,000 shares authorized to be issued under this plan, 2,469,494 are available for issuance at December 31, 1999. For the year ended December 31, 1999 employees purchased 263,946 for $2,766,520. For the year ended December 31, 1998, employees purchased 348,687 shares for $2,866,943. For the year ended December 31, 1997, employees purchased 201,390 shares for $1,365,200. The weighted average fair value of those purchase rights granted in 1999 was $7.14.

Catalytica Advanced Technologies, Inc.

           1995 Catalytica Advanced Technologies Stock Option Plan     In 1995, the Company adopted the 1995 Catalytica Advanced Technologies Stock Option Plan under which 949,624 shares have been reserved for future issuance. Under the 1995 Catalytica Advanced Technologies Stock Option Plan, the Catalytica Advanced Technologies Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary’s stock, acquisition of more than 50% of the subsidiary’s outstanding securities by a third party, or upon reaching the date January 1, 2004.

CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            The following table summarizes stock option plan activity for the 1995 Catalytica Advanced Technologies Stock Option Plan:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price	Aggregate Exercise Price
Balance at December 31, 1996	71,500	828,500	$0.10	$82,850
Authorized	19,624	—	—	—
Granted	(172,000)	172,000	$0.10	17,200
Canceled	80,876	(80,876)	$0.10	(8,088)

Balance at December 31, 1997	—	919,624	$0.10	$91,962
Authorized	30,000	—	—	—
Granted	(17,000)	17,000	$0.10	1,700
Canceled	15,000	(15,000)	$0.10	(1,500)

Balance at December 31, 1998	28,000	921,624	$0.10	$92,162
Canceled	417	(417)	$0.10	(42)

Balance at December 31, 1999	28,417	921,207	$0.10	$92,120

           There were no options granted during 1999.

           At December 31, 1999, options outstanding had a weighted average remaining contractual life of 6.08 years and options to purchase approximately 847,011 shares of Catalytica Advanced Technologies common stock were vested with a weighted average exercise price of $0.10/share.

Catalytica Combustion Systems, Inc.

           1995 Catalytica Combustion Systems Stock Option Plan     In 1995, The Company adopted the 1995 Catalytica Combustion Systems Stock Option Plan under which 1,162,125 shares have been reserved for future issuance. Under the 1995 Catalytica Combustion Systems Stock Option Plan, the Catalytica Combustion Systems Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary ’s stock, acquisition of more than 50% of the subsidiary ’s outstanding securities by a third party, or upon reaching the date January 1, 2004. . Effective August 4, 1998, all new option grants become exercisable ratably over four years and expire no later than ten years from the date of grant.

CATALYTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            The following table summarizes stock option plan activity for the 1995 Catalytica Combustion Systems Stock Option Plan:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price	Aggregate Exercise Price
Balance at December 31, 1996	81,292	668,708	$ 0.40	$ 267,483
Authorized	112,125	—	—	—
Granted	(170,500)	170,500	$ 2.04	348,550
Canceled	4,750	(4,750)	$ 0.40	(1,900)

Balance at December 31, 1997	27,667	834,458	$ 0.74	$ 614,133
Authorized	300,000	—	—	—
Granted	(187,950)	187,950	$ 9.69	1,821,665
Canceled	23,111	(23,111)	$ 3.77	(87,244)

Balance at December 31, 1998	162,828	999,297	$ 2.35	$2,348,554
Granted	(90,220)	90,220	$21.17	1,910,352
Canceled	17,474	(17,474)	$ 3.44	(60,095)

Balance at December 31, 1999	90,082	1,072,043	$ 3.92	$4,198,811

           The weighted average fair value of options granted during 1999 was $10.68 as calculated in accordance with FAS 123.

           A summary of Catalytica Combustion Systems’ stock option activity for the year ended December 31, 1999 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding December 31, 1999	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31, 1999	Weighted Average Exercise Price
$0.40 –$0.40	679,837	6.00	$ 0.40	645,810	$ 0.40
$2.50 –$2.50	132,292	7.75	$ 2.50	74,761	$ 2.50
$5.60 –$5.60	64,900	8.12	$ 5.60	36,739	$ 5.60
$12.00 –$12.00	79,244	8.30	$12.00	41,267	$12.00
$14.50 –$14.50	23,050	8.93	$14.50	6,972	$14.50
$15.75 –$15.75	6,000	9.50	$15.75	2,500	$15.75
$16.00 –$16.00	3,000	8.61	$16.00	1,042	$16.00
$20.50 –$20.50	3,000	9.80	$20.50	125	$20.50
$21.60 –$21.60	80,720	9.18	$21.60	14,981	$21.60

$0.40 –$21.60	1,072,043	6.86	$ 3.92	824,197	$ 1.98

Catalytica Pharmaceuticals, Inc.

           1995 Pharmaceuticals Stock Option Plan In 1995     The Company adopted the 1995 Pharmaceuticals Stock Option Plan under which 2,947,025 shares have been reserved for future issuance. Under the 1995 Pharmaceuticals Stock Option Plan, the Catalytica Pharmaceuticals Board of Directors is authorized to grant incentive stock options, or nonqualified stock options to eligible employees and consultants, although incentive stock options may be granted only to employees. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. These options become exercisable upon an initial public offering of the subsidiary’s stock, acquisition of more than 50% of the subsidiary’s outstanding securities by a third party, or upon reaching the date January 1, 2004. Effective August 4, 1998, all new option grants become exercisable ratably over four years and expire no later than ten years from the date of grant.

           The following table summarizes stock option plan activity for the 1995 Catalytica Pharmaceuticals Stock Option Plan:

	Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Exercise Price
Balance at December 31, 1996	2,000	476,000	$ 0.47	$ 222,470
Authorized	1,469,025	—	—	—
Granted	(1,503,400)	1,503,400	$ 4.93	7,411,580
Canceled	32,375	(32,375)	$ 5.13	(166,213)

Balance at December 31, 1997	—	1,947,025	$ 3.84	$ 7,467,837
Authorized	1,000,000	—	—	—
Granted	(492,255)	492,255	$19.06	9,384,793
Canceled	20,688	(20,688)	$10.21	(211,281)

Balance at December 31, 1998	528,433	2,418,592	$ 6.88	$16,641,349
Granted	(11,000)	11,000	$24.65	271,150
Exercised	—	(37,054)	$ 1.85	(68,718)
Canceled	41,258	(41,258)	$ 7.25	(298,979)

Balance at December 31, 1999	558,691	2,351,280	$ 7.04	$16,544,802

           The weighted average fair value of options granted during 1999 was $15.26 as calculated in accordance with FAS 123.

           A summary of Catalytica Pharmaceuticals’ stock option activity and related information for the year ended December 31, 1999 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding December 31, 1999	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31, 1999	Weighted Average Exercise Price
$0.40 –$0.40	347,638	5.47	$ 0.40	347,638	$ 0.40
$0.70 –$0.70	105,271	6.54	$ 0.70	95,529	$ 0.70
$1.50 –$1.50	194,000	7.34	$ 1.50	136,368	$ 1.50
$5.50 –$5.50	1,224,792	7.64	$ 5.50	719,292	$ 5.50
$12.00 –$12.00	18,500	8.25	$12.00	8,573	$12.00
$16.50 –$16.50	114,299	8.33	$16.50	64,932	$16.50
$20.00 –$20.00	230,781	8.63	$20.00	77,021	$20.00
$22.00 –$22.00	105,000	8.59	$22.00	38,438	$22.00
$24.65 –$24.65	11,000	9.43	$24.65	4,021	$24.65

$0.40 –$24.65	2,351,281	7.43	$ 7.04	1,491,812	$ 5.38

CATALYTICA, INC.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(In thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	1999	1998	1999	1998	1999	1998	1999	1998
Product sales	$90,611	$ 98,476	$113,105	$100,435	$92,031	$91,099	$102,351	$100,165
Research and development revenues	5,313	1,860	5,001	3,840	6,434	3,813	8,852	6,771
Total revenues	95,924	100,336	118,106	104,275	98,465	94,912	111,203	106,936
Total expenses	86,510	91,189	103,795	95,096	95,575	86,634	97,828	97,296
Operating income	9,414	9,148	14,311	9,178	2,890	8,278	13,375	9,640
Net income attributable to common shareholders	$ 6,372	$ 5,082	$ 9,526	$ 5,792	$ 1,438	$ 5,460	$ 9,795	$ 6,483
Basic earnings per share	$ 0.11	$ 0.09	$ 0.17	$ 0.10	$ 0.02	$ 0.10	$ 0.17	$ 0.11
Diluted earnings per share	$ 0.09	$ 0.08	$ 0.14	$ 0.08	$ 0.02	$ 0.08	$ 0.14	$ 0.10

CATALYTICA, INC.

Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Additions Charged to Bad Debt Reserves	Deductions From Bad Debt Reserves	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal year ended December 31, 1997	$ 100,000	$ 500,000	—	$ 600,000
Fiscal year ended December 31, 1998	$ 600,000	$1,212,000	—	$1,812,000
Fiscal year ended December 31, 1999	$1,812,000	$1,389,000	—	$3,201,000

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYTICA, INC.
(Registrant)

By:	/s/ RICARDO B. LEVY

Ricardo B. Levy
President and Chief Executive Officer

Dated: March 29, 2000

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

Signature	Title	Date

/s/ RICARDO B. LEVY
Ricardo B. Levy	President, Chief Executive Officer (Principal Executive Officer), and Director	March 29, 2000

/s/ JAMES A. CUSUMANO
James A. Cusumano	Chairman of the Board	March 29, 2000

/s/ LAWRENCE W. BRISCOE
Lawrence W. Briscoe	Vice President, Finance and Administration, and Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2000

/s/ RICHARD FLEMING
Richard Fleming	Director	March 29, 2000

/s/ ALAN GOLDBERG
Alan Goldberg	Director	March 29, 2000

/s/ HOWARD HOFFEN
Howard Hoffen	Director	March 29, 2000
Signature	Title	Date

/s/ ERNEST MARIO
Ernest Mario	Director	March 29, 2000

/s/ JOHN A. URQUHART
John A. Urquhart	Director	March 29, 2000