Form 10-Q
period 2000-03-31
CATALYTICA INC
filed 2000-05-15
CIK 841466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to ______________.

                          Commission File No. 0-20966

                                --------------

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 7, 2000, on a fully diluted basis, reflecting the conversion of the registrant's outstanding Class A and Class B Common Stock into Common Stock, there were outstanding 58,021,023 shares of the registrant's Common Stock. As of May 7, 2000, there were outstanding 33,021,023 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 March 31, 2000

                                                                                                           Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Unaudited Condensed Consolidated Balance Sheets as of March 31, 2000, and December 31, 1999                    3

   Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2000,
   and March 31, 1999                                                                                             4


   Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000,
   and March 31, 1999                                                                                             5


   Notes to Unaudited Condensed Consolidated Financial Statements                                                 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               27

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                         29

Signatures                                                                                                       30


PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                             March 31,           December 31,
                                                                                               2000                 1999
                                                                                              --------             --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $ 21,455             $ 34,876
  Short-term investments                                                                         5,464                5,470
  Accounts receivable, net                                                                      40,127               41,985
  Accounts receivable from joint venture                                                           165                  177
  Notes receivable from employees                                                                  201                  158
  Inventory:
     Raw materials                                                                              42,792               64,836
     Work in process                                                                            35,693               27,938
     Finished goods                                                                             17,298               12,745
                                                                                              --------             --------
                                                                                                95,783              105,519
  Deferred tax                                                                                  12,951               12,951
  Prepaid expenses and other assets                                                              3,371                4,060
                                                                                              --------             --------
     Total current assets                                                                      179,517              205,196
Property, plant and equipment:
  Land                                                                                           6,533                6,533
  Buildings and leasehold improvements                                                          81,904               82,273
  Equipment                                                                                    207,495              194,097
                                                                                              --------             --------
                                                                                               295,932              282,903
  Less accumulated depreciation and amortization                                               (66,555)             (61,772)
                                                                                              --------             --------
                                                                                               229,377              221,131
Notes receivable from employees                                                                    903                  978
Other assets                                                                                     1,000                1,203
                                                                                              --------             --------
                                                                                              $410,797             $428,508
                                                                                              ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $ 21,174             $ 38,508
  Accrued payroll and related expenses                                                           9,557               18,126
  Deferred revenue                                                                               7,076                6,771
  Other accrued liabilities                                                                      8,105                9,184
  Current portion of long-term debt                                                             12,748               12,948
  Income taxes payable                                                                           3,609                1,162
                                                                                              --------             --------
     Total current liabilities                                                                  62,269               86,699

Long-term debt                                                                                  51,000               51,000
Non-current deferred revenue                                                                     6,696                6,992
Deferred tax                                                                                    16,031               16,031
Other liabilities                                                                                  959                  959
Minority interest                                                                               41,000               41,000
Class A and B common stock                                                                      97,079               97,079

Stockholders' equity:
  Common stock                                                                                      33                   33
  Additional paid-in capital                                                                   112,765              112,021
  Deferred compensation                                                                           (125)                (156)
  Retained earnings                                                                             23,090               16,850
                                                                                              --------             --------
     Total stockholders' equity                                                                135,763              128,748
                                                                                              --------             --------
                                                                                              $410,797             $428,508
                                                                                              ========             ========

                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                         Three Months Ended March 31,
                                                                          2000                     1999
                                                                       -------                  -------
Revenues:
  Product sales                                                        $87,464                  $90,611
  Research and development contracts                                    11,230                    5,313
                                                                       -------                  -------
Total Revenues                                                          98,694                   95,924

Costs and expenses:
  Cost of goods sold                                                    70,654                   72,324
  Research and development                                              10,511                    8,442
  Selling, general and administrative                                    5,880                    5,744
                                                                       -------                  -------
Total costs and expenses                                                87,045                   86,510

Operating income                                                        11,649                    9,414

Interest income                                                            562                      662
Interest expense                                                        (1,976)                  (2,081)
Loss on joint ventures                                                      --                     (512)
                                                                       -------                  -------

Income before income taxes                                              10,235                    7,483

Provision for income taxes                                              (3,995)                  (1,111)
                                                                       -------                  -------

Net income                                                             $ 6,240                  $ 6,372
                                                                       =======                  =======

Net income per share:
Basic                                                                    $0.11                    $0.11
                                                                       =======                  =======
Diluted                                                                  $0.09                    $0.09
                                                                       =======                  =======

Number of shares used in computing net income per
share:
Basic                                                                   57,964                   57,470
                                                                       =======                  =======
Diluted                                                                 64,508                   64,206
                                                                       =======                  =======

                            See accompanying notes.

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                                                          Three Months Ended March 31,
                                                                                                2000            1999
                                                                                            --------        --------
Cash flows from operating activities:
Net income                                                                                  $  6,240        $  6,372
Adjustments to reconcile net income to net cash provided by (used in) operating activity:
  Depreciation                                                                                 4,800           4,175
  Amortization                                                                                   257             213
  Deferred income taxes                                                                           --             (27)
  Losses in joint ventures                                                                        --             512
  Provision for losses in accounts receivable                                                   (293)             --
  Changes in:
     Accounts receivable                                                                       2,151          14,342
     Accounts receivable from joint venture                                                       12             341
     Inventory                                                                                 9,736         (11,804)
     Prepaid expenses, and other current assets                                                  689            (240)
     Accounts payable                                                                        (17,334)            691
     Accrued payroll and related expenses                                                     (8,569)         (7,975)
     Deferred revenue                                                                              9          (2,750)
     Income taxes payable                                                                      2,447          (2,089)
     Other accrued liabilities                                                                (1,079)            (65)
                                                                                            --------        --------
        Net cash provided by (used in) operating activities                                     (934)          1,696

Cash flows from investing activities:
Purchases of investments                                                                     (11,500)         (9,438)
Maturities of investments                                                                     11,500           9,422
Investment in joint ventures                                                                      --            (512)
Disposition of property and equipment                                                             44              76
Acquisition of property and equipment                                                        (13,090)         (8,777)
                                                                                            --------        --------
        Net cash used in investing activities                                                (13,046)         (9,229)

Cash flows from financing activities:
Net receipts on (issuance of) notes receivable from employees                                     15               7
Borrowings on debt obligations                                                                    --           2,656
Payments on debt obligations                                                                    (200)           (371)
Dividends paid                                                                                    --             (85)
Issuance of stock, net of issuance costs                                                         744             347
                                                                                            --------        --------
        Net cash provided by financing activities                                                559           2,554
                                                                                            --------        --------

Net decrease in cash and cash equivalents                                                    (13,421)         (4,979)
Cash and cash equivalents at beginning of period                                              34,876          41,269
                                                                                            --------        --------
Cash and cash equivalents at end of period                                                  $ 21,455        $ 36,290
                                                                                            ========        ========

                            See accompanying notes.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

  On September 20, 1999, the Company acquired Wyckoff Chemical Company, Inc. ("Wyckoff"). At the completion of the merger, Wyckoff became a wholly owned subsidiary of the Company. The Wyckoff merger was accounted for as a pooling of interests for financial reporting purposes in accordance with generally accepted accounting principles. Catalytica, Inc. ("Catalytica") exchanged 4,029,813 shares of its common stock, and 32,962 shares of Wyckoff options were assumed by the Company. There were no transactions between Wyckoff and Catalytica prior to the combination and no significant adjustments were necessary to conform Wyckoff's accounting policies.

  Wyckoff's and Catalytica's results of operations for 1999 were combined. The condensed consolidated financial statements for the three months ended March 31, 1999, have been restated to include the financial position, results of operations and cash flows of Wyckoff on the same periods as those presented for Catalytica.

2. Earnings per share

  A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

(in thousands, except per share amounts)                           Three months ended March 31,
                                                                          2000            1999
                                                                       -------         -------
Numerator:
  Numerator for basic earnings per share:  Net income                  $ 6,240         $ 6,372
  Less:  Reduction of Catalytica Pharmaceuticals income
    attributable to holders of subsidiary stock options                   (486)           (466)
                                                                       -------         -------
  Numerator for diluted earnings per share                             $ 5,754         $ 5,906
                                                                       -------         -------

Denominator:
  Denominator for basic earnings per share: Weighted-average
   shares                                                               57,964          57,470
                                                                       -------         -------
 Effect of dilutive securities:
  Catalytica, Inc. employee stock options                                  733             993
  Catalytica Pharmaceuticals, Inc. Convertible Preferred Stock           1,917           1,766
  Catalytica Pharmaceuticals, Inc. Convertible Junior
   Preferred Stock                                                         647             596
  Catalytica Combustion Systems, Inc. Convertible Preferred
   Stock                                                                 3,105           3,021
  Catalytica, Inc. warrants issued to Glaxo Wellcome, Inc.                 142             360
                                                                       -------         -------
     Dilutive potential common shares                                    6,544           6,736

  Denominator for diluted earnings per share:  Adjusted
   weighted-average shares and assumed conversions                      64,508          64,206
                                                                       -------         -------

 Basic earnings per share                                                $0.11           $0.11
                                                                       =======         =======
 Diluted earnings per share                                              $0.09           $0.09
                                                                       =======         =======

  Weighted average shares outstanding for the three months ended March 31, 2000, includes Class A and B common shares as Catalytica considers Class A and B to be the equivalent of common stock.

3. Segment Disclosures The Company operates primarily in the pharmaceuticals and combustion systems businesses. The Company has determined the reportable operating segments based upon how the businesses are managed and operated. Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Combustion Systems, Inc. ("Combustion Systems") operate as independent businesses with their own sales, research and development, and operations departments. Each manufactures and distributes distinct products with different production processes. As such, the following table discloses their revenues, operating income, and identifiable assets for the above named operating segments. Catalytica Advanced Technologies, Inc. ("Advanced Technologies") is combined with Catalytica's corporate operations as it does not meet the requirements for separate disclosure. Sales to countries outside of the United States is less than 10% of total revenues for all periods presented.

(In thousands)                                                    Three months ended March 31,
                                                         -----------------------------------------------
                                                                            2000                    1999
                                                                         -------                 -------
Revenues
 Catalytica Pharmaceuticals                                              $97,544                 $95,238
 Combustion Systems                                                          880                     293
 Corporate and other                                                         270                     393
                                                                         -------                 -------
  Total revenues                                                         $98,694                 $95,924
                                                                         =======                 =======
Operating income
 Catalytica Pharmaceuticals                                              $12,337                  $10,700
 Combustion Systems                                                         (407)                  (1,460)
 Corporate and other                                                        (281)                     174
                                                                         -------                  -------
  Total operating income                                                 $11,649                  $ 9,414
                                                                         =======                  =======

                                                             March 31, 2000
                                                         -----------------------
Identifiable assets
 Catalytica Pharmaceuticals                                             $374,089
 Combustion Systems                                                       19,091
 Corporate and other                                                      17,617
                                                                        --------
  Total assets                                                          $410,797
                                                                        ========

4. Financial instruments

  Catalytica considers all investments with maturities of three months or less at the date of purchase to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase that are planned to be held-to-maturity ($5.5 million at March 31, 2000) and investments with maturities greater than three months that are available-for-sale (none at March 31, 2000) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at March 31, 2000). All investments at March 31, 2000, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the positive intent and ability to hold the investments to maturity.

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

6. Debt

  As of March 31, 2000, nothing was outstanding under the senior secured revolving facility ("Revolving Debt Facility") and $61.25 million was outstanding under the senior secured term loan facility ("Term Debt Facility").

  This credit agreement, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity and implements restrictions on the Company's ability to declare and pay dividends. In addition, the credit agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At March 31, 2000, the Company and Catalytica Pharmaceuticals were in compliance with the covenants.

7. Income taxes

  The Company recorded a provision for income taxes for the three months ended March 31, 2000, of 39%, as compared with 15% for the corresponding period in 1999. The 2000 effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The 1999 effective tax rate differed from the federal statutory tax rate primarily due to the utilization of tax net operating loss carryforwards and the elimination of the valuation allowance for deferred tax assets.

8. Agreement with Enron

  In December of 1999, an affiliate of the holder of a minority interest in Combustion Systems, Enron North America ("Enron") announced that Catalytica's Xonon combustion system had been specified as the preferred emissions control system with GE 7FA turbines that have been ordered for the proposed Pastoria Energy Facility. The Pastoria Energy Facility is a project proposed by affiliates of Enron, and is expected to begin construction in 2001 and enter commercial operations by the summer of 2003. In conjunction with this project, Combustion Systems and Enron signed an agreement whereby Combustion Systems would have advanced $9.9 million to accelerate development of the Xonon-equipped GE gas turbines. Catalytica expected to recover its advance in late 2000 either in cash or through the future sale of Xonon-equipped gas turbines. In December 1999, Combustion Systems recorded a provision of $1.2 million related to the first of these advances and was required to advance an additional $8.7 million under this agreement in 2000.

  Effective March 31, 2000, Catalytica and Enron amended this agreement such that Enron has agreed to repay all funds advanced thus far, net of certain expenses, and will continue to accelerate development of the Xonon-equipped GE gas turbines without any future advances from Catalytica. Accordingly, approximately $1.0 million of previously recorded provision was eliminated and included in the results of operations as a reduction of research and developement expenses in the three months ended March 31, 2000.

9.  Subsequent Event

    Initial Public Offering

  In March 2000, the Company announced that it intends to conduct an initial public offering of a minority interest in Combustion Systems to infuse additional capital into the subsidiary, and to offer better recognition of value for Combustion Systems and Catalytica shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

  Catalytica, Inc. ("Catalytica") finds new pathways to improve processes - reducing time, waste, and costs. Catalytica applies its innovative and patented catalytic technologies and other scientific processes to the pharmaceutical and power generation industries. For the pharmaceutical industry, Catalytica improves the steps for manufacturing pharmaceutical products and also finds better, more efficient ways to produce them in commercial scale quantities. For the power generation industry, Catalytica's unique application of a catalyst and proprietary technology enables gas turbines to produce essentially pollution-free power.

  In addition, Catalytica continues to explore other business opportunities that capitalize on its rich 25-year history of discovery and effective application of catalysts. Projects include high throughput screening of catalysts and processes for rapid analysis of optimum production of products, unique applications of catalysts to enhance fuel conversion for fuel cells and production of better catalysts for the manufacture of plastics. Catalytica operates through three subsidiaries: Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals"), Catalytica Combustion Systems, Inc. (''Combustion Systems"), and Catalytica Advanced Technologies, Inc. ("Advanced Technologies").

  On September 20, 1999, the Company acquired Wyckoff Chemical Company ("Wyckoff"), which develops, manufactures and markets a broad range of active pharmaceutical and advanced fine chemical ingredients. At the completion of the acquisition, Wyckoff became a wholly owned subsidiary of the Company and now markets its services as the Wyckoff Division of Catalytica Pharmaceuticals.

  The acquisition was accounted for as a pooling of interests. The consolidated financial statements were restated to reflect the Company's financial position and the results of operations as if Wyckoff was a wholly-owned subsidiary of the Company since inception.

  In March 2000, the Company announced that it intends to conduct an initial public offering of a minority interest in Combustion Systems to infuse additional capital into the subsidiary, and to offer better recognition of value for Combustion Systems and Catalytica shareholders.

Results of Operations

  Net revenues for the three months ended March 31, 2000, increased by 2.9% when compared with the revenues in the same period in 1999, due to an increase in research revenues. Product sales decreased by 3.5% during the three months ended March 31, 2000, when compared with the same period in 1999, due to a shift in product demand as a result of Y2K concerns that created higher product demand in the fourth quarter of 1999 and subsequently reduced product demand in the first quarter of 2000, as well as a scheduled decrease in sales to Warner Lambert for products which were produced under the original Glaxo Wellcome Supply Agreement.

  During the three months ended March 31, 2000, 65% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 36% were derived from sales to Glaxo Wellcome under the original supply agreement. During the same period in 1999, 66% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 37% were derived from sales to Glaxo Wellcome under the original supply agreement. As part of the original supply agreement and amendments to the original supply agreement, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. Product shipments to Glaxo Wellcome have exceeded the levels associated with the aggregate annual minimum payments provided for in the original Supply Agreement and related amendments.
Therefore, Glaxo Wellcome has made no shortfall payments to Catalytica.

  Under terms of the original Glaxo Wellcome supply agreement and certain amendments, there are scheduled reductions in product sales to Glaxo Welcome. Revenues from non-Glaxo Welcome customers are expected to increase in 2000. However, depending on the timing and amount of new business, the Company may not be able to continue its revenue growth in 2000 when compared with 1999.

  Research and development ("R&D") revenues increased by 111.4% for the three months ended March 31, 2000, when compared with the same period in 1999, primarily due to a significant increase in new R&D partners and related funded R&D activities at Catalytica Pharmaceuticals. In addition, Combustion Systems' R&D revenue increased over the same period primarily due to an increase in cost reimbursement by gas turbine manufacturers and other research institutes related to the development of Xonon technology. The Company's quarterly R&D revenues are expected to increase in fiscal 2000 when compared with fiscal 1999, as the Company continues to expands its R&D efforts and signs new contracts with new and existing customers, especially in the pharmaceutical business.

  Cost of sales decreased 2.3% in the first quarter of 2000 when compared with the same period in 1999, which corresponds to a 3.5% decrease in product sales. This decrease in cost of sales reflects slightly lower product sales, as well as a change in product mix. The gross margin for the quarter ended March 31, 2000, compared with the same period in 1999, decreased 1% primarily due to slightly lower capacity utilization as a result of lower sales, a change in product mix, and a higher material component on sales to Glaxo Wellcome during the quarter. Margins on pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors, including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new production runs, and numerous other variables present in the pharmaceutical manufacturing environment.

  Research and development ("R&D") expenses increased 24.5% for the three months ended March 31, 2000, as compared with R&D expenses in the same period in 1999. This increase in R&D expenses directly corresponds to increased demand for the Company's pharmaceutical development services, and is attributable to increased staffing and associated R&D expenses at Catalytica Pharmaceuticals which is expanding the R&D services it provides with respect to both chemical process and formulation development. These activities are important as the Company continues to obtain new customers for its R&D services which are becoming a meaningful source of revenues, and are expected to lead to new manufacturing business in the future. In addition, Combustion Systems' R&D expense decreased over the same period in 1999. In December 1999, we entered into an agreement with Enron, the purpose of which was to accelerate the development of Combustion Systems' Xonon technology. In connection with this agreement, we recorded a $1.2 million provision. In March, the agreement was amended and Enron has agreed to reimburse Catalytica for approximately $1.0 million of the previous advance. Accordingly, that amount has been recorded in the current period as a reduction of related research and development activities. Partially offsetting this decrease in R&D expenditures in Combustion Systems was a shift in R&D spending from the GENXON joint venture back to Combustion Systems. Beginning in the second half of 1996 through the end of the second quarter of 1999, a significant portion of Combustion Systems' research activity was conducted through the GENXON joint venture. Upon the completion of the prototype development of the Kawasaki development program in June 1999, subsequent testing programs were conducted by Combustion Systems. The Company's R&D expenses are expected to grow in the future as the Company continues to invest in its R&D capabilities, especially in Catalytica Pharmaceuticals.

  Selling, general and administrative expenses increased 2% for the three months ended March 31, 2000, compared with the same period in 1999. Selling, general and administrative has remained relatively flat in the first quarter of 2000 when compared to the same period in 1999, as the sales and marketing efforts at the Greenville Facility have reached the desired level. Overall, selling, general and administrative expenses are expected to remain at or near similar annual levels for Catalytica Pharmaceuticals and Advanced Technologies and may increase over the coming year for Combustion Systems as they enter later stages of commercialization for the Xonon Cool Combustion technology.

  Interest income decreased 15% for the three months ended March 31, 2000, when compared to the same period in 1999. This decrease in interest income is primarily due to lower average cash balances in the first quarter of 2000 when compared to the same period in 1999. This decrease in cash is primarily due to lower average cash balances related to Combustion Systems, as it continues to invest its funds in research and development activities. Interest income is expected to continue to be moderately lower in the remainder of 2000 as the Company intends to utilize a portion of its cash to finance capital expenditures.

  Interest expense decreased 5% for the three months ended March 31, 2000, when compared to the same period in 1999. Although the Company's interest rate on the portion of the Chase Credit Facility not covered by the $50.0 million interest rate swap increased approximately 1% between March 31, 2000 and March 31, 1999, the increase was offset by a reduction of almost $27.5 million of the Company's debt during the twelve months ended March 31, 2000, which contributed to the overall decrease in interest expense. This reduction in the Company's debt reflects early payments on the Chase Credit Facility as well as repayment of $16.1 million of Wyckoff's current and long-term debt upon the acquisition of Wyckoff. The decrease in interest expense was slightly offset by $0.2 million of interest expense related to the recovery of a $1.2 million advance incurred to develop Xonon technology.

  No joint venture losses were incurred by Combustion Systems in the first quarter of 2000. During the three months ended March 31, 1999, Combustion Systems' share of GENXON's losses was $0.5 million, which represented its capital contribution during this period. Losses on the joint venture are recognized in the results of operations. In the third quarter of 1999, GENXON completed its prototype development of the Kawasaki combustor unit, and subsequent testing programs were conducted by Combustion Systems. The reduced level of the Company's investment in GENXON is expected to continue throughout 2000.

  The Company recorded a provision for income taxes for the three months ended March 31, 2000, of 39%, as compared with 15% for the corresponding period in 1999. The 1999 effective tax rate differed from the federal statutory tax rate primarily due to the utilization of tax net operating loss carryforwards and the elimination of the valuation allowance for deferred tax assets. The Company's effective tax rate will approximate the federal statutory rate in 2000.

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

Liquidity and Capital Resources

  Total cash, cash equivalents, and short-term investments decreased from $34.9 million to $21.5 million for the three months ended March 31, 2000, when compared with December 31, 1999, primarily due to quarterly estimated tax payments, payments of incentive bonuses, and an increase in investment in capital expenditures. The Company expects to spend approximately $50.0 million during 2000 for capital expenditures primarily at Catalytica Pharmaceuticals. Because of its cash position of $21.5 million (including short-term investments) and its available line of credit of $100.0 million as of March 31, 2000, coupled with the anticipated cash flow from operations in 2000, the Company believes that it has adequate funds to meet its working capital needs and debt repayment obligations for the near and longer term.

  In the second quarter of 1998, the Company entered into a $50.0 million interest rate swap agreement to reduce the Company's exposure to fluctuations in
short-term interest rates.   This agreement effectively fixed the LIBOR
benchmark rate used to calculate the Company's borrowing cost at 5.90% for 4 years on $50.0 million of the Term Debt Facility. The Company accounts for this agreement as a hedge and accrues the interest rate differential as interest expense on a monthly basis. The Company does not hold or transact in such financial instruments for purposes other than risk management.

RISK FACTORS

  This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

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

We depend on a single customer for a large portion of our revenues, and a reduction in the level of business with this customer could seriously harm our business

     A single customer, Glaxo Wellcome, accounts for a large percentage of Catalytica's revenues. During the three months ended March 31, 2000, 65% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 36% were derived from sales to Glaxo Wellcome under the original supply agreement. During the same period in 1999, 66% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 37% were derived from sales to Glaxo Wellcome under the original supply agreement. Catalytica's top five customers collectively accounted for approximately 83% of its revenues for the three months ended March 31, 2000. Even though the portion of our revenues attributable to Glaxo Wellcome is expected to decline over time, we anticipate that sales to Glaxo Wellcome will continue to account for a significant portion of our revenues for the foreseeable future. Our business would be seriously harmed if we lost Glaxo Wellcome as a customer or suffered a large reduction in orders from Glaxo Wellcome.

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

  Our facilities are subject to routine inspection by the FDA and other international regulatory authorities for compliance with cGMP requirements and other applicable regulations. As such, the Greenville Facility has had a total of four regulatory inspections in 1999. Three of the inspections resulted in a satisfactory assessment by the regulatory agency. One of the inspections, of our chemical manufacturing facility, which took place during the week of June 28, 1999, resulted in the issuance by the FDA of an FDA Form 483 followed by a letter, which detailed specific areas where the FDA inspectors observed that we were not in full compliance with certain regulatory requirements. Corrective actions addressing all identified observations were initiated immediately, and a re-inspection conducted by the FDA within one month of the Company's receipt of the letter resulted in concurrence by the FDA that all issues had been addressed to their satisfaction.

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

  For example, in 1999, Catalytica's Greenville Facility experienced a chemical release as a result of a broken pipeline. Shortly thereafter, Catalytica, the North Carolina Occupational Health and Safety Agency and the North Carolina Air Quality Division investigated this incident. The investigation was resolved in February 2000. See Item 1. Legal Proceedings.

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

  The Wyckoff manufacturing site is listed under Michigan law as a site with soil and groundwater contamination. Environmental assessments conducted on the Wyckoff property have identified soil contamination by volatile organic compounds and heavy metals. We are legally liable under federal and state law for the remediation of these areas of contamination. In addition, risks of environmental costs and liabilities are inherent in plant operations and products produced by Wyckoff. Wyckoff's ongoing operations could cause additional contamination, which could harm our business, results of operations and financial condition.

Environmental regulations may delay the commercialization of Catalytica's catalytic combustion systems or increase the costs of bringing products to market

  The enactment and enforcement of environmental regulations at the federal, state and local levels will strongly influence the demand for emissions reduction systems, and thus will affect the rate at which industrial companies adopt Catalytica's catalytic combustion systems. As a result, Catalytica's revenues will depend, in part, on the environmental standards that government authorities adopt for reducing emissions (including emissions of nitrogen oxide) addressed by its products. Government authorities may revise existing regulations in a manner that could diminish demand for Catalytica's products. Moreover, new regulations may impose requirements that are not met by Catalytica's products or may necessitate costly redevelopment or modification of its products. Also, certain industries or companies may seek to delay the implementation of existing or new regulations, or acquire emissions credits from other sources, which would delay or eliminate their need to purchase emissions reduction products. If any of these circumstances arise, Catalytica may not realize the expected returns on its investment in the catalytic combustion business.

Some of Catalytica's manufacturing facilities are underutilized, and this underutilization may harm our operating results

  Currently, Catalytica's pharmaceutical production and sterile production facilities at its Greenville Facility are not fully utilized. To utilize its manufacturing resources fully, Catalytica must continue to successfully obtain new pharmaceuticals customers, expand business with existing customers and obtain necessary regulatory approvals for production of new products. As a result of reductions in the level of business attributable to Glaxo Wellcome and the long lead times required to obtain regulatory approvals to manufacture at our pharmaceutical and sterile production facilities, if we are to fully utilize our pharmaceutical and sterile production facilities, we must continue to enter into agreements for additional business far enough in advance of production to obtain required regulatory approvals. If we are unable to do these things, our pharmaceutical and sterile production facilities will remain underutilized, and this may harm our operating results.

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

Ownership of Catalytica's stock is concentrated in one owner, and this owner may prevent or delay a change of control of Catalytica or otherwise make decisions contrary to the interests of other stockholders

  As of March 31, 2000, Morgan Stanley Dean Witter Capital Partners and its affiliates held approximately 29% of Catalytica's voting stock and 43% of our total outstanding voting and non-voting stock. Morgan Stanley Dean Witter can convert a portion of its non-voting stock into voting stock only if the conversion results in Morgan Stanley Dean Witter holding 40% or less of Catalytica's outstanding voting stock. As a result of its stock ownership and contractual rights, Morgan Stanley Dean Witter has significant influence over all matters requiring stockholder approval, including the election of directors and approval of major corporate transactions such as mergers, consolidations or sales of assets. Morgan Stanley Dean Witter also has the right to designate three nominees for election to Catalytica's board of directors and rights to a separate class vote on certain merger and financing transactions. This concentration of ownership and these contractual rights may allow Morgan Stanley Dean Witter to require us to take actions, or delay or prevent us from taking actions, such as entering into a change of control, that would otherwise be in the stockholders' interest.

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

We depend on retaining and integrating key personnel after the Acquisition of Wyckoff

  Wyckoff's contribution to the combined company's success depends upon the continued service of Wyckoff's key management and technical personnel. In November of 1999, Catalytica signed a new employment agreement with James B. Friederichsen, the former president and chief operating officer of Wyckoff and current executive vice president of Chemical Manufacturing Operations at Catalytica Pharmaceuticals. This agreement does not require that Mr. Friederichsen continue his employment with Catalytica or Wyckoff for a specified period. No other Wyckoff executive officer has entered into an employment agreement providing for continued employment with the combined company after the acquisition. In addition, the competition to retain and motivate qualified technical, sales and operations personnel is intense. We have at times experienced, and continue to experience, difficulty retaining qualified personnel. We might not be able to continue to retain Wyckoff's key personnel after the acquisition. The loss of services of any of the key members of Wyckoff's management team could harm our business.

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

Combustion Systems' product is in early stages of development and its ability to develop an effective and commercially successful product depends on the cooperative efforts of its strategic partners

  Combustion Systems' product, Xonon Cool Combustion system, is in the development stage and must be thoroughly tested in gas turbines and integrated by original equipment manufacturers into their gas turbine products before commercialization. Whether the Xonon system will ultimately be commercially successful, and whether Combustion Systems will ultimately be profitable, will depend on a number of factors, including:

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

  In particular, Combustion Systems' ability to complete research and development and introduce Xonon systems in the large gas turbine market depends on the continued efforts of General Electric, the world leader in the manufacture of large gas turbines. Catalytica also must develop and maintain relationships with other gas turbine suppliers to commercially introduce Xonon systems in other gas turbine markets. If any major turbine manufacturers terminate their relationship with Combustion Systems, then Catalytica may not be able to complete the development and introduction of the Xonon system for that part of the market.

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

  In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City's gas turbines with the XONON system for a total turnkey price of $700,000. GENXON did not complete the agreed-upon retrofit and returned the engine to the City in its original state. In February 1999, Catalytica received a letter from the City of Glendale alleging contractual damages and requesting monetary restitution in order to settle this matter. The parties are currently discussing alternatives to resolve the contractual issues related to the project, however, this matter may result in litigation. While it is not possible to predict with certainty the outcome of this matter, and while the Company does not believe an adverse result would have a material effect on the Company's consolidated financial position, it could be material to the results of operations for a fiscal year.

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

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

  The statements contained in this annual report that are not historical facts are "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "plans," "future," "may," "will," "should," "predicts," "potential," "continue," "expects," "intends," "believes" and similar expressions. Examples of these forward-looking statements include:

 . our expectations regarding the amounts of future sales revenues from Glaxo
  Wellcome and other pharmaceutical customers
 . our estimates of future operating results and our ability to remain profitable

 . statements regarding the development of our business and products, including our ability to develop new pharmaceutical business and commercialize our XONON product
 . our ability to develop technologies for efficient manufacturing processes and solve environmental problems
 . our expectations regarding our R&D efforts, including our expectations regarding future R&D reserves
 . opportunities for the use and commercialization of our technologies
 . the amounts of any future expenditures which may be necessary to comply with environmental, health and safety regulations and to remediate environmental contamination
 . our expectations regarding our future investment in GENXON
 . Year 2000 compliance, including expected costs and timing of ongoing Year 2000 compliance efforts and expectations regarding the potential effects of non-compliance
 . our ability to account for our acquisition of Wyckoff Chemical Company as a pooling of interests
 . our anticipated capital expenditures and future financial condition
 . other statements contained in this annual report regarding matters that are not historical facts

  These and other forward-looking statements in this annual report are only estimates or predictions. While we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance that future results will be achieved. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual operating results, levels of activity, financial performance, achievements and prospects to be materially different from those expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, those identified in the "Risk Factors" section and elsewhere in this annual report. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to financial market risks, including changes in interest rates. In the second quarter of 1998, following the restructuring of the Chase credit agreement, Catalytica entered into a $50.0 million interest rate swap, transaction to reduce Catalytica's exposure to fluctuations in short-term interest rates. This interest rate swap transaction effectively fixed the LIBOR benchmark rate used to calculate Catalytica's borrowing cost at 5.9% for four years on $50.0 million of the debt facilities. Catalytica accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis. If the designated debt obligation is extinguished early, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. Catalytica does not hold or transact in such financial instruments for purposes other than risk management.

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

  With the interest rate swap, Catalytica either makes or receives payments on the interest rate differential between 5.9% and the actual interest paid on its debt which has a floating interest rate based on the three-month United States dollar LIBOR rate. As a result, the swap effectively converts $50.0 million of Catalytica's floating- rate debt to a four-year fixed-rate debt. The maturity date for the swap is June 10, 2002. For the year ended December 31, 1999, the receive rate on the swap hedging debt was 5.3%. The pay rate on the swap is 5.9%. The gain or loss on the swap is recognized in net interest expense in the same period as the hedged transaction. Given the above agreement, approximately 22% of Catalytica's outstanding debt is variable. A hypothetical increase of 100 basis points in interest rates would not result in a material exposure to the Company.

  The Company's market risk disclosures set forth have not changed significantly through the quarter ended March 31, 2000.

Item 1 LEGAL PROCEEDINGS

  On August 15,1999, Catalytica's Greenville Facility experienced a chemical release as a result of a broken pipeline. Shortly thereafter, Catalytica. the North Carolina Occupational Health and Safety Agency and the North Carolina Air Quality Division initiated an investigation of this incident. On February 14, 2000, OSHA issued its official findings, which included citations and administrative penalties. OSHA and Catalytica have entered into a settlement agreement whereby Catalytica has agreed to address the OSHA observations within stipulated time schedules. The settlement included an agreement by Catalytica to provide funds to Pitt County Emergency Services in the amount of $93,100. and to pay OSHA $372,400.

  In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City's gas turbines with the Xonon system for a total turnkey price of $700,000. GENXON did not complete the agreed-upon retrofit and returned the engine to the City in its original state. In February 1999, Catalytica received a letter from the City of Glendale alleging contractual damages and requesting monetary restitution in order to settle in this manner. The parties are currently discussing alternatives to resolve the contractual issues related to the project, however, this matter may result in litigation. While it is not possible to predict with certainty the outcome of this matter, and while the Company does not believe an adverse result would have a material effect on the Company's consolidated financial position, it could be material to the results of operations for a fiscal year.

   PART II - OTHER INFORMATION

   Item 6.                   EXHIBITS AND REPORTS ON FORM 8-K

   (a)       Exhibits

             27.1  Financial Data Schedule

   (b)       Reports on Form 8-K

   The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

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


Date: May 15, 2000
                                    CATALYTICA, INC.
                                    (Registrant)


                                        /s/ Lawrence W. Briscoe
                                    By:_________________________________
                                           Lawrence W. Briscoe
                                         Vice President and Chief
                                            Financial Officer

                                    Signing on behalf of the
                                    registrant and as principal
                                    financial officer