Form 10-Q
period 2000-06-30
CATALYTICA INC
filed 2000-08-14
CIK 841466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ______________.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 7, 2000, on a fully diluted basis, reflecting the conversion of the registrant's outstanding Class A and Class B Common Stock into Common Stock, there were outstanding 58,184,693 shares of the registrant's Common Stock. As of August 7, 2000, there were outstanding 33,184,693 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

                                CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 June 30, 2000

                                                                                                          Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

  Unaudited Condensed Consolidated Balance Sheets as of June 30, 2000, and December 31, 1999                    3

  Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June
  30, 2000, and June 30, 1999                                                                                   4

  Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000, and
  June 30, 1999                                                                                                 5

  Notes to Unaudited Condensed Consolidated Financial Statements                                                6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                      29

Item 4. Submission of Matters to a Vote of Security Holders                                                    29

Item 6. Exhibits and Reports on Form 8-K                                                                       30

Signatures                                                                                                     32

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                              June 30,            December 31,
                                                                                                2000                 1999
                                                                                              --------             --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $ 14,320             $ 34,876
  Short-term investments                                                                         5,491                5,470
  Accounts receivable, net                                                                      47,022               41,985
  Accounts receivable from joint venture                                                           175                  177
  Notes receivable from employees                                                                   14                  158
  Inventory:
     Raw materials                                                                              49,653               64,836
     Work in process                                                                            30,552               27,938
     Finished goods                                                                             19,836               12,745
                                                                                              --------             --------
                                                                                               100,041              105,519
  Deferred taxes                                                                                12,951               12,951
  Prepaid expenses and other assets                                                              2,531                4,060
                                                                                              --------             --------
     Total current assets                                                                      182,545              205,196
Property, plant and equipment:
  Land                                                                                           6,533                6,533
  Equipment                                                                                    222,303               82,273
  Buildings and leasehold improvements                                                          84,463              194,097
                                                                                              --------             --------
                                                                                               313,299              282,903
  Less accumulated depreciation and amortization                                               (71,955)             (61,772)
                                                                                              --------             --------
                                                                                               241,344              221,131
Notes receivable from employees                                                                    903                  978
Other assets                                                                                       798                1,203
                                                                                              --------             --------
                                                                                              $425,590             $428,508
                                                                                              ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $ 27,562             $ 38,508
  Accrued payroll and related expenses                                                           8,928               18,126
  Deferred revenue                                                                               8,345                6,771
  Other accrued liabilities                                                                     10,358                9,184
  Current portion of long-term debt                                                             18,498               12,948
  Income taxes payable                                                                           5,538                1,162
                                                                                              --------             --------
     Total current liabilities                                                                  79,229               86,699

Long-term debt                                                                                  41,000               51,000
Non-current deferred revenue                                                                     6,467                6,992
Deferred taxes                                                                                  16,031               16,031
Other long-term liabilities                                                                        959                  959
Minority interest                                                                               41,000               41,000
Class A and B common stock                                                                      97,079               97,079

Stockholders' equity:
  Common stock                                                                                      33                   33
  Additional paid-in capital                                                                   115,281              112,021
  Deferred compensation                                                                            (94)                (156)
  Accumulated earnings                                                                          28,605               16,850
                                                                                              --------             --------
     Total stockholders' equity                                                                143,825              128,748
                                                                                              --------             --------
                                                                                              $425,590             $428,508
                                                                                              ========             ========

                            See accompanying notes.

                               CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                       2000                1999                2000                1999
                                                      -------            --------            --------            --------
Revenues:
  Product sales                                       $88,243            $113,105            $175,707            $203,716
  Research and development contracts                    9,017               5,001              20,247              10,314
                                                      -------            --------            --------            --------
Total revenues                                         97,260             118,106             195,954             214,030

Costs and expenses:
  Cost of product sales                                68,574              85,540             139,228             157,864
  Research and development                             12,236              10,491              22,747              18,934
  Selling, general and administrative                   6,327               7,764              12,206              13,507
                                                      -------            --------            --------            --------
Total costs and expenses                               87,137             103,795             174,181             190,305

Operating income                                       10,123              14,311              21,773              23,725

Interest income                                           620                 675               1,181               1,337
Interest expense                                       (1,706)             (2,093)             (3,683)             (4,174)
Loss on joint ventures                                     --                (462)                 --                (974)
                                                      -------            --------            --------            --------

Income before income taxes                              9,037              12,431              19,271              19,914

Provision for income taxes                             (3,521)             (2,905)             (7,516)             (4,016)
                                                      -------            --------            --------            --------

Net income                                            $ 5,516            $  9,526            $ 11,755            $ 15,898
                                                      =======            ========            ========            ========

Net income per share:
Basic                                                 $  0.09            $   0.17            $   0.20            $   0.28
                                                      =======            ========            ========            ========
Diluted                                               $  0.08            $   0.14            $   0.17            $   0.23
                                                      =======            ========            ========            ========

Number of shares used in computing net
 income per share:
Basic                                                  58,070              57,543              58,017              57,507
                                                      =======            ========            ========            ========
Diluted                                                64,191              63,553              64,186              63,836
                                                      =======            ========            ========            ========

                                CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                                                                 Six Months Ended June 30,
                                                                                                    2000          1999
                                                                                                  --------      --------
Cash flows from operating activities:
Net income                                                                                        $ 11,755      $ 15,898
Adjustments to reconcile net income to net cash provided by operating activity:
  Depreciation and amortization                                                                     10,823         9,144
  Deferred income taxes                                                                                 --           240
  Losses in joint ventures                                                                              --           974
  Stock compensation associated with employee retirement                                             1,060            --
  Changes in:
     Accounts receivable                                                                            (5,037)        7,064
     Accounts receivable from joint venture                                                              2           547
     Inventory                                                                                       5,478        (3,348)
     Prepaid expenses, and other current assets                                                      1,529        (2,251)
     Accounts payable                                                                              (10,946)          (25)
     Accrued payroll and related expenses                                                           (9,198)       (1,666)
     Deferred revenue                                                                                  549        (1,177)
     Income taxes payable                                                                            4,376            --
     Other accrued liabilities                                                                       1,174         4,433
                                                                                                  --------      --------
        Net cash provided by operating activities                                                   11,565        29,833

Cash flows from investing activities:
Purchases of investments                                                                            (6,500)      (15,112)
Maturities of investments                                                                            6,500        15,172
Investment in joint ventures                                                                            --          (974)
Disposition of property and equipment                                                                  420           109
Acquisition of property and equipment                                                              (30,968)      (18,060)
Dividends paid                                                                                          --          (170)
                                                                                                  --------      --------
        Net cash used in investing activities                                                      (30,548)      (19,035)

Cash flows from financing activities:
Net receipts on (issuance of) notes receivable from employees                                          177          (243)
Additions to debt obligations                                                                           --         6,247
Payments on debt obligations                                                                        (3,950)      (13,221)
Issuance of stock, net of issuance costs                                                             2,200         1,881
                                                                                                  --------      --------
        Net cash used in financing activities                                                     $ (1,573)     $ (5,336)
                                                                                                  ========      ========

Net increase (decrease) in cash and cash equivalents                                               (20,556)        5,462
Cash and cash equivalents at beginning of period                                                    34,876        41,269
                                                                                                  --------      --------
Cash and cash equivalents at end of period                                                        $ 14,320      $ 46,731
                                                                                                  ========      ========

                            See accompanying notes.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

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

     Wyckoff's and Catalytica's results of operations for 1999 were combined. The condensed consolidated financial statements for the three and six months ended June 30, 1999, have been restated to include the financial position, results of operations and cash flows of Wyckoff on the same periods as those presented for Catalytica.

2. Earnings per share

A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

                                                     Three months ended           Six months ended
(in thousands, except per share amounts)                  June 30,                     June 30,
                                                      2000          1999          2000          1999
                                                    -------       -------       -------       -------
Numerator:
  Numerator for basic earnings per share:
   Income available to  common shareholders         $ 5,516       $ 9,526       $11,755       $15,898
   Less:  Reduction of Catalytica
    Pharmaceuticals income attributable to
    holders of subsidiary stock options                (539)         (656)       (1,056)       (1,116)
                                                    -------       -------       -------       -------
  Numerator for diluted earnings per share          $ 4,977       $ 8,870       $10,699       $14,782
                                                    -------       -------       -------       -------
Denominator:
 Denominator for basic earnings per share:
  Weighted-average shares                            58,070        58,017        57,543        57,507
                                                    -------       -------       -------       -------
 Effect of dilutive securities:
  Catalytica, Inc. employee stock options               443           717           492           871
  Catalytica Pharmaceuticals, Inc.
   Convertible Preferred Stock                        1,920         1,781         1,918         1,785
  Catalytica Pharmaceuticals, Inc.
   Convertible Junior Preferred Stock                   648           601           647           602
  Catalytica Combustion Systems, Inc.
   Convertible Preferred Stock                        3,111         2,849         3,108         2,853
  Catalytica, Inc. warrants issued to Glaxo
   Wellcome, Inc.                                        --            62             4           219
                                                    -------       -------       -------       -------
     Dilutive potential common shares                 6,122         6,010         6,169         6,330

 Denominator for diluted earnings per share:
  Adjusted weighted-average shares and
  assumed conversions                                64,186        64,191        63,553        63,836
                                                    -------       -------       -------       -------

 Basic earnings per share                           $  0.09       $  0.17       $  0.20       $  0.28
                                                    =======       =======       =======       =======
 Diluted earnings per share                         $  0.08       $  0.14       $  0.17       $  0.23
                                                    =======       =======       =======       =======

     Weighted average shares outstanding for the three and six months ended June 30, 2000, includes Class A and B common shares as Catalytica considers Class A and B to be the equivalent of common stock.

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

(In thousands)                                  Three months ended June 30,             Six months ended June 30,
                                                ---------------------------             -------------------------
                                                  2000               1999                2000               1999
                                                -------            --------            --------           --------
Revenues
 Catalytica Pharmaceuticals                     $ 95,999           $117,407            $193,543           $212,645
 Combustion Systems                                  529                217               1,408                511
 Corporate and other subsidiary                      732                482               1,003                874
                                                --------           --------            --------           --------
  Total revenues                                $ 97,260           $118,106            $195,954           $214,030
                                                ========           ========            ========           ========

(In thousands)                                  Three months ended June 30,            Six months ended June 30,
                                                ---------------------------            -------------------------
                                                  2000               1999                2000               1999
                                                -------            --------            -------           --------
Operating Income
 Catalytica Pharmaceuticals                     $ 12,420           $ 17,065            $ 24,759           $ 27,764
 Combustion Systems                               (2,567)            (1,299)             (2,989)            (2,759)
 Corporate and other subsidiary                     (270)            (1,454)                  3             (1,279)
                                                --------           --------            --------           --------
  Total operating income                        $ 10,123           $ 14,312            $ 21,773           $ 23,726
                                                -=======           ========            ========           ========

(In thousands)
                                                 June 30, 2000        December 31, 1999
                                                 -------------        -----------------
 Identifiable Assets
 Catalytica Pharmaceuticals                           $392,157                 $389,902
 Combustion Systems                                     16,922                   19,335
 Corporate and other subsidiary                         16,511                   19,271
                                                      --------                 --------
  Total assets                                        $425,590                 $428,508
                                                      ========                 ========

4. Financial instruments

     For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale (none at June 30, 2000) are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase that are planned to be held-to-maturity ($5.5 million at June 30, 2000) and investments with maturities greater than three months that are available-for-sale (none at June 30, 2000) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at June 30, 2000). All investments at June 30, 2000, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the intent and ability to hold the investments to maturity.

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

6.  Debt

     As of June 30, 2000, nothing was outstanding under the senior secured revolving facility ("Revolving Debt Facility") and $57.5 million was outstanding under the senior secured term loan facility ("Term Debt Facility").

     The credit agreement, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, and liquidity and implements restrictions on the Company's ability to declare and pay dividends. In addition, the credit agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At June 30, 2000, the Company and Catalytica Pharmaceuticals were in compliance with the covenants.

7.  Income taxes

     The Company recorded a provision for income taxes for the three and six months ended June 30, 2000, of 39%, as compared with 23% and 20% for the corresponding periods in 1999. The 2000 effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The 1999 effective tax rate differed from the federal statutory tax rate primarily due to the utilization of tax net operating loss carryforwards and the elimination of the valuation allowance for deferred tax assets.

8.  Change in Agreement with Enron

     In December of 1999, an affiliate of the holder of a minority interest in Combustion Systems, Enron North America ("Enron"), announced that Combustion Systems' Xonon combustion system had been specified as the preferred emissions control system with GE 7FA turbines that have been ordered for the proposed Pastoria Energy Facility. The Pastoria Energy Facility is a project proposed by affiliates of Enron, and is expected to begin construction in 2001 and enter commercial operations by the summer of 2003. In conjunction with this project, Combustion Systems and Enron signed an agreement whereby Combustion Systems would have advanced $9.9 million to accelerate development of the Xonon-equipped GE gas turbines. Combustion Systems expected to recover its advance in late 2000 either in cash or through the future sale of Xonon-equipped gas turbines. In December 1999, Combustion Systems recorded a provision of

$1.2 million related to the first of these advances and was required to advance an additional $8.7 million under this agreement in 2000.

     Effective March 31, 2000, Combustion Systems and Enron amended this agreement such that Enron has agreed to repay all funds advanced thus far, net of certain expenses, and will continue to accelerate development of the Xonon-equipped GE gas turbines without any future advances from Combustion Systems. All funds were repaid by Enron in the period ended June 30, 2000. Accordingly, approximately $1.0 million of the previously recorded provision was eliminated and included in the results of operations as a reduction of research and development expenses in the three months ended March 31, 2000.

9.       Litigation

     In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City's gas turbines with the Xonon system for a total turnkey price of $700,000. GENXON did not complete the agreed-upon retrofit and returned the engine to the City in its original state. In February 2000, Catalytica received a letter from the City of Glendale alleging contractual damages and requesting monetary restitution in order to settle this matter. The parties are currently discussing alternatives to resolve the contractual issues related to the project, however, this matter may result in litigation. While it is not possible to predict with certainty the outcome of this matter, and while the Company does not believe an adverse result would have a material effect on the Company's consolidated financial position, it could be material to the results of operations for a fiscal year.

     On April 12, 2000, a complaint was filed with the Supreme Court of the State of New York, County of Orange by an individual (the "Plaintiff") against Catalytica Pharmaceuticals and Glaxo Wellcome, alleging Zyban, a product manufactured by Catalytica Pharmaceuticals and distributed by Glaxo Wellcome, was dangerous and defective. The Plaintiff alleges symptoms of cognitive dysfunction and memory loss and has requested a judgement in the sum of $30,000,000. On July 17, 2000, Catalytica Pharmaceuticals and Glaxo Wellcome responded by denying all allegations in the Plaintiff's complaint and asking for a judgement to dismiss her complaint. Since this case is in the early phase of discovery no documents have been exchanged nor has deposition testimony be obtained. While the outcome of this case is uncertain, Catalytica believes the complaint is without merit and intends to defend the action vigorously.

     On August 4, 2000, a purported class action complaint was filed in Delaware Chancery Court in Wilmington, Delaware against Catalytica, Morgan Stanley Dean Witter and each of the directors of Catalytica by two of Catalytica's stockholders on behalf of themselves and all other stockholders of Catalytica. The complaint alleges generally that the proposed merger transaction involving Catalytica and certain subsidiaries of DSM, N.V. is unfair. The complaint further alleges conflicts of interest and breaches of fiduciary duties by the directors. The plaintiffs claim to be seeking preliminary and permanent injunctions against the proposed merger transaction and unspecified damages and costs. Catalytica believes this complaint is without merit and intends to defend itself vigorously.

10.  Merger Transaction

     On August 2, 2000, Catalytica entered into an Agreement and Plan of Merger by and among Synotex Company, Inc. ("Synotex"), a Delaware corporation and wholly owned subsidiary of DSM, N.V., Synotex Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and wholly owned subsidiary of Synotex, and Catalytica, pursuant to which Acquisition Corp. will merge with and into Catalytica and Catalytica will become a wholly owned subsidiary of Synotex (the "Merger"). Immediately prior to the consummation of the Merger, Combustion Systems and Advanced Technologies will be combined ("Spinco") and all of the shares of the combined company will be distributed on a pro rata basis to the Catalytica stockholders. (the "Spin-Off"). If the Merger is consummated, Catalytica's stockholders will be entitled to receive an aggregate of $750 million (the "Merger Consideration") in cash subject to certain adjustments, including a reduction in the Merger Consideration for the tax liability incurred by Catalytica with respect to the Spin-Off. The tax liability, which is expected to be a material amount, will be based on the value of Spinco as determined by the weighted average trading price of Spinco on the first full day of trading. In addition, the Merger Consideration will be reduced by contributions by Catalytica to Spinco to provide--SPINCO with adequate operating capital. The amount of that contribution will be determined in the next several weeks. These reductions will be partially offset by proceeds from any exercises of options and warrants to purchase Catalytica common stock prior to the consummation of the Merger. The consummation of the Merger is subject to the satisfaction of numerous customary conditions, including the approval of the Merger by Catalytica stockholders, applicable regulatory clearances and the consummation of the Spin-Off. No assurance can be given that the Merger or Spin-Off will be consummated.

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

The Merger

     On August 2, 2000, Catalytica entered into an Agreement and Plan of Merger by and among Synotex Company, Inc. ("Synotex"), a Delaware corporation and wholly owned subsidiary of DSM, N.V., Synotex Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and wholly owned subsidiary of Synotex, and Catalytica, pursuant to which Acquisition Corp. will merge with and into Catalytica and Catalytica will become a wholly owned subsidiary of Synotex (the "Merger"). Immediately prior to the consummation of the Merger, Combustion Systems and Advanced Technologies will be combined ("Spinco") and all of the shares of the Combined Company will be distributed on a pro rata basis to the Catalytica Stockholders. (the "Spin-Off"). If the Merger is consummated, Catalytica's stockholders will be entitled to receive an aggregate of $750 million (the "Merger Consideration") in cash subject to certain adjustments, including a reduction in the Merger Consideration for the tax liability incurred by Catalytica with respect to the Spin-Off. The tax liability, which is expected to be a material amount, will be based on the value of Spinco as determined by the weighted average trading price of Spinco on the first full day of trading. In addition, the Merger Consideration will be reduced by contributions by Catalytica to Spinco to provide Spinco with adequate operating capital. The amount of that contribution will be determined in the next several weeks.
These reductions will be partially offset by proceeds from any exercises of options and warrants to purchase Catalytica common stock prior to the consummation of the Merger. The consummation of the Merger is subject to the satisfaction of numerous customary conditions, including the approval of the Merger by Catalytica stockholders, applicable regulatory clearances and the consummation of the Spin-Off. No assurance can be given that the Merger or Spin-Off will be consummated.

Results of Operations

     Net revenues for the three and six months ended June 30, 2000, decreased by 17.7% and 8.4%, respectively when compared with the revenues in the same periods in 1999, primarily due to a scheduled decrease in product sales to Glaxo Wellcome under the original supply agreement and subsequent amendments. Product sales decreased by 22.0% and 13.7%, respectively during the three and six months ended June 30, 2000, when compared with the same periods in 1999, due to a scheduled decrease in sales to Warner Lambert for products which were produced under the original Glaxo Wellcome Supply Agreement, a shift in product demand as a result of Y2K concerns that created higher product demand in the fourth quarter of 1999 and subsequently reduced product demand in the first quarter of 2000, as well as a reduction in product sales to Pfizer. This decline in product revenues was partially offset by a significant growth in research revenues during these periods.

     During the six months ended June 30, 2000, 64% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 35% were derived from sales to Glaxo Wellcome under the original supply agreement. During the same period in 1999, 65% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 38% were derived from sales to Glaxo Wellcome under the original supply agreement. During the quarter ended June 30, 2000, 64% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 34% were derived from sales to Glaxo Wellcome under the original supply agreement. During the same quarter in 1999, 65% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 31% were derived from sales to Glaxo Wellcome under the original supply agreement. As part of the original supply agreement and amendments to the original supply agreement, Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. Product shipments to Glaxo Wellcome have exceeded the levels associated with the aggregate annual minimum payments provided for in the original Supply Agreement and related amendments. Therefore, Glaxo Wellcome has made no shortfall payments to Catalytica.

     Under terms of the original Glaxo Wellcome supply agreement and certain amendments, there are scheduled reductions in product sales to Glaxo Welcome. Revenues from non-Glaxo Welcome customers are expected to increase in the second half of 2000. However, depending on the timing and amount of new business, the Company may not be able to continue its revenue growth in 2000 when compared with 1999. In this regard, the Company expects that revenues in the second half of 2000 will be lower than revenues recognized in the second half of 1999.

     Research and development ("R&D") revenues increased by 80.3% and 96.3% for the three and six months ended June 30, 2000, respectively, when compared with the same periods in 1999, primarily due to a significant increase in new R&D partners and related funded R&D activities at Catalytica Pharmaceuticals. In addition, Combustion Systems' R&D revenue increased over the same periods primarily due to an increase in cost reimbursement by gas turbine manufacturers and other research institutes related to the development of Xonon technology. The Company's R&D revenues are expected to increase in fiscal 2000 when compared with fiscal 1999, as the Company continues to expands its R&D efforts and signs new contracts with new and existing customers, especially in the pharmaceutical business.

          Cost of sales decreased 19.8% and 11.8% for the three and six months ended June 30, 2000, respectively, when compared with the same periods in 1999, which corresponds to a respective 22.0% and 13.7% decrease in product sales during these periods. This decrease in cost of sales reflects the lower product sales, as well as a change in product mix. Additionally, Catalytica Pharmaceuticals received a $2.5 million settlement through its business interruption insurance as a partial settlement of the lost production incurred following Hurricane Floyd during the third quarter of 1999. This payment was included as a reduction in cost of goods sold in the second quarter of 2000.

     The gross margin for the three and six months ended June 30, 2000, decreased by 2.1% and 1.7%, respectively, compared with the same periods in 1999, primarily due to slightly lower capacity utilization as a result of lower sales, a change in product mix, and a higher material component on sales to Glaxo Wellcome during the quarter. Margins on pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors, including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new production runs, and numerous other variables present in the pharmaceutical manufacturing environment.

     Research and development ("R&D") expenses increased 16.6% and 20.1%, respectively, for the three and six months ended June 30, 2000, as compared with R&D expenses in the same periods in 1999. This increase in R&D expenses directly corresponds to increased demand for the Company's pharmaceutical development services, and is attributable to increased staffing and associated R&D expenses at Catalytica Pharmaceuticals which is expanding the R&D services it provides with respect to both chemical process and formulation development. These activities are important as the Company continues to obtain new customers for its R&D services which are becoming a meaningful source of revenues, and are expected to lead to new manufacturing business in the future. In addition, Combustion Systems' R&D expense increased over the same periods in 1999. In December 1999, we entered into an agreement with Enron, the purpose of which was to accelerate the development of Combustion Systems' Xonon technology. In connection with this agreement, we recorded a $1.2 million provision. In March, the agreement was amended and Enron reimbursed Catalytica for approximately $1.0 million of the previous advance. Accordingly, that amount was recorded in the first quarter of 2000 as a reduction of related research and development activities. Additionally, through the end of the second quarter of 1999, a significant portion of Combustion Systems' research activity was conducted on behalf of the GENXON joint venture. Upon the completion of the GENXON prototype development principally program in June 1999, the engineering efforts relating to additional catalyst system testing and development were conducted principally by Combustion Systems and consequently are reflected in R&D costs. The Company's R&D expenses are expected to grow in the future as the Company continues to invest in its R&D capabilities, especially in Catalytica Pharmaceuticals.

          Selling, general and administrative expenses decreased 18.5% and 9.5%, respectively, for the three and six months ended June 30, 2000, compared with the same periods in 1999. Selling, general and administrative at Catalytica Pharmaceuticals has declined for the three and six months ended June 30, 2000, when compared to the same periods in 1999, due to a reserve of selling incentive bonuses at Wyckoff in the second quarter of 1999, and as the sales and marketing efforts at the Greenville Facility have reached the desired level in 2000. The decrease in selling, general and administrative was partially offset by a $1 million non-cash compensation charge related to the retirement of a senior executive.

     Interest income decreased 8.1% and 11.7%, respectively, for the three and six months ended June 30, 2000, when compared to the same periods in 1999. This slight decrease in interest income is primarily due to lower average cash balances in the three and six months ended June 30, 2000, when compared to the same periods in 1999. This decrease in cash is primarily due to lower average cash balances related to Combustion Systems, as it continues to invest its funds in research and development activities. Interest income is expected to continue to be moderately lower in the remainder of 2000 as the Company intends to utilize a portion of its cash to finance capital expenditures.

     Interest expense decreased 18.5% and 11.8%, respectively for the three and six months ended June 30, 2000, when compared to the same periods in 1999. Although the Company's interest rate on the portion of the Chase Credit Facility not covered by the $50.0 million interest rate swap increased approximately 1.7% between June 30, 2000 and June 30, 1999, the increase was offset by a reduction of almost $22.5 million of the Company's debt during the twelve months ended June 30, 2000, which contributed to the overall decrease in interest expense. This reduction in the Company's debt reflects early payments on the Chase Credit Facility as well as repayment of $16.1 million of Wyckoff's current and long-term debt upon the acquisition of Wyckoff. The decrease in interest expense was slightly offset by $0.2 million of interest expense in the first quarter of 2000 related to the recovery of a $1.2 million advance incurred to develop Xonon technology.

     No joint venture losses were incurred by Combustion Systems in the three and six months ended June 30, 2000. During the three and six months ended June 30, 2000, Combustion Systems' share of GENXON's losses was $0.5 million and $1.0 million, respectively, which represented its capital contribution during this period. Losses on the joint venture are recognized in the results of operations. In the third quarter of 1999, GENXON completed its prototype development of the Kawasaki combustor unit, and subsequent testing programs were conducted by Combustion Systems. The reduced level of the Company's investment in GENXON is expected to continue throughout 2000.

     The Company recorded a provision for income taxes for the three and six months ended June 30, 2000, of 39%, as compared with 23% for the three months ended June 30, 1999 and 20% for the six months ended June 30, 1999. The 1999 effective tax rate differed from the federal statutory tax rate primarily due to the utilization of tax net operating loss carryforwards and the elimination of the valuation allowance for deferred tax assets. The Company's effective tax rate will approximate the federal statutory rate in 2000.

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

Liquidity and Capital Resources

     Total cash, cash equivalents, and short-term investments decreased from $34.9 million to $14.3 million for the six months ended June 30, 2000, when compared with December 31, 1999, primarily due to quarterly estimated tax payments, payments of incentive bonuses, and an increase in investment in capital expenditures. The Company expects to spend approximately $50.0 million during 2000 for capital expenditures primarily at Catalytica Pharmaceuticals. Because of its cash position of $14.3 million (including short-term investments) and its available line of credit of $100.0 million as of June 30, 2000, coupled with the anticipated cash flow from operations in 2000, the Company believes that it has adequate funds to meet its working capital needs and debt repayment obligations for the near and longer term.

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

We depend on a single customer for a large portion of our revenues, and a reduction in the level of business with this customer could seriously harm our business

          A single customer, Glaxo Wellcome, accounts for a large percentage of Catalytica's revenues. During the six months ended June 30, 2000, 64% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 35% were derived from sales to Glaxo Wellcome under the original supply agreement. During the same period in 1999, 65% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 38% were derived from sales to Glaxo Wellcome under the original supply agreement. During the quarter ended June 30, 2000, 64% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 34% were derived from sales to Glaxo Wellcome under the original supply agreement. During the same quarter in 1999, 65% of Catalytica's revenues were derived from sales to Glaxo Wellcome, of which 31% were derived from sales to Glaxo Wellcome under the original supply agreement. Catalytica's top five customers collectively accounted for approximately 79% of its revenues for the six months ended June 30, 2000. Even though the portion of our revenues attributable to Glaxo Wellcome is expected to decline over time, we anticipate that sales to Glaxo Wellcome will continue to account for a significant portion of our revenues for the foreseeable future. Our business would be seriously harmed if we lost Glaxo Wellcome as a customer or suffered a large reduction in orders from Glaxo Wellcome.

     Under terms of the original Glaxo Wellcome supply agreement and certain amendments, there are scheduled reductions in product sales to Glaxo Welcome. Revenues from non-Glaxo Welcome customers are expected to increase in the second half of 2000. However, depending on the timing and amount of new business, the Company may not be able to continue its revenue growth in 2000 when compared with 1999. In this regard, the Company expects that revenues in the second half of 2000 will be lower than revenues recognized in the second half of 1999.

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

     On April 12, 2000, a complaint was filed with the Supreme Court of the State of New York, County of Orange by an individual (the "Plaintiff") against Catalytica Pharmaceuticals and Glaxo Wellcome, alleging Zyban, a product manufactured by Catalytica Pharmaceuticals and distributed by Glaxo Wellcome, was dangerous and defective. The Plaintiff alleges symptoms of cognitive dysfunction and memory loss and has requested a judgement in the sum of $30,000,000. On July 17, 2000, Catalytica Pharmaceuticals and Glaxo Wellcome responded by denying all allegations in the Plaintiff's complaint and asking for a judgement to dismiss her complaint. Since this case is in the early phase of discovery no documents have been exchanged nor has deposition testimony be obtained. While the outcome of this case is uncertain, Catalytica believes the complaint is without merit and intends to defend the action vigorously.

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

     Our facilities are subject to routine inspection by the FDA and other international regulatory authorities for compliance with cGMP requirements and other applicable regulations. As such, the Greenville Facility has had a total of four regulatory inspections in 1999. Three of the inspections resulted in a satisfactory assessment by the regulatory agency. One of the inspections, of our chemical manufacturing facility, which took place during the week of June 28, 1999, resulted in the issuance by the FDA of an FDA Form 483 followed by a letter, which detailed specific areas where the FDA inspectors observed that we were not in full compliance with certain regulatory requirements. Corrective actions addressing all identified observations were initiated immediately, and a re-inspection conducted by the FDA within one month of our receipt of the letter resulted in concurrence by the FDA that all issues had been addressed to their satisfaction.

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

     Similarly, Catalytica's Bay View facility has arsenic and volatile organic compound contamination in the soil and groundwater. The site is subject to a clean-up and abatement order issued by the Bay Area Regional Water Quality Control Board. The order requires stabilization, containment and monitoring of the contamination at the site and surrounding areas by the current owner of the property, Aventis, formerly Rhone Poulenc, Inc. Although Catalytica has contractual rights of indemnity from Aventis and from Novartis, the prior owners/operators of the facilities, Catalytica could be named in an action brought by a governmental agency or a third party because of the contamination. If Catalytica is determined to have contributed to the contamination, Catalytica may be liable for any damage to third parties attributable to its contamination, and may be required to indemnify Aventis and Novartis for any clean up costs or liability that they may incur as a result. Any litigation or determination of the existence and cost of this contamination would likely be costly and time-consuming.

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

Failure to complete the Merger could negatively impact Catalytica's stock price, future business or operations

     On August 2, 2000, Catalytica entered into an Agreement and Plan of Merger by and among Synotex Company, Inc. ("Synotex"), a Delaware corporation and wholly owned subsidiary of DSM, N.V., a corporation organized under the laws of the Netherlands, Synotex Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and wholly owned subsidiary of Synotex, and Catalytica, pursuant to which Acquisition Corp. will merge with and into Catalytica and Catalytica will become a wholly owned subsidiary of Synotex (the "Merger"). Immediately prior to the consummation of the Merger, Catalytica will distribute to its stockholders on a pro rata basis all of the shares owned by Catalytica of Catalytica's Combustion Systems and Advanced Technologies. No assurances can be given that the Merger will be consummated.

     The consummation of the Merger is subject to the satisfaction or waiver of numerous certain customary conditions, including the approval of the Merger by Catalytica stockholders, the receipt of applicable regulatory clearances and the consummation of the Spin-Off. Furthermore, on August 4, 2000, a purported class action complaint was filed in Delaware Chancery Court in Wilmington, Delaware against Catalytica, Morgan Stanley Dean Witter and each of the directors of Catalytica by two of Catalytica's stockholders on behalf of themselves and all other stockholders of Catalytica. The complaint alleges generally that the proposed merger transaction involving Catalytica and certain subsidiaries of DSM, N.V. is unfair. The complaint further alleges conflicts of interest and breaches of fiduciary duties by the directors. The plaintiffs claim to be seeking preliminary and permanent injunctions against the proposed merger transaction and unspecified damages and costs. Catalytica believes this complaint is without merit and intends to defend itself vigorously.


If the Merger is not completed for any reason, Catalytica may be subject to a number of material risks, including the following:

* Catalytica may be required under certain circumstances to pay Synotex a termination fee of $20 million and expenses of up to $5 million;

* the price of Catalytica's common stock may decline to the extent that the relevant current market price reflects a market assumption that the Merger will be completed; and

* costs related to the Merger, such as legal, accounting, certain financial advisory and financial printing fees, must be paid even if the Merger is not completed.


Ownership of Catalytica's stock is concentrated in one owner, and this owner may prevent or delay a change of control of Catalytica or otherwise make decisions contrary to the interests of other stockholders

     As of June 30, 2000, Morgan Stanley Dean Witter Capital Partners and its affiliates held approximately 29% of Catalytica's voting stock and 43% of our total outstanding voting and non-voting stock. Morgan Stanley Dean Witter can convert a portion of its non-voting stock into voting stock only if the conversion results in Morgan Stanley Dean Witter holding 40% or less of Catalytica's outstanding voting stock. As a result of its stock ownership and contractual rights, Morgan Stanley Dean Witter has significant influence over all matters requiring stockholder approval, including the election of directors and approval of major corporate transactions such as mergers, consolidations or sales of assets, including the Merger. Morgan Stanley Dean Witter also has the right to designate three nominees for election to Catalytica's board of directors and rights to a separate class vote on certain merger and financing transactions. This concentration of ownership and these contractual rights may allow Morgan Stanley Dean Witter to require us to take actions, or delay or prevent us from taking actions, such as entering into a change of control, that would otherwise be in the stockholders' interest. In connection with the Merger Morgan Stanley Dean Witter and certain other stockholders of Catalytica have entered into a Voting Agreement pursuant to which Morgan Stanley Dean Witter and such other stockholders have agreed to vote in favor of the acquisition and against certain other matters. This Voting Agreement is filed as an exhibit to the report on Form 8-K filed by Catalytica on August 10, 2000.

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

Combustion Systems' product is in early stages of development and its ability to develop an effective and commercially successful product depends on whether it and its strategic partners can complete development and integration work.

     Combustion Systems' product, Xonon Cool Combustion system, is in the development stage and must be thoroughly tested in gas turbines and integrated by original equipment manufacturers into their gas turbine products before commercialization. Additional development work may also be required in order to integrate our product into any particular gas turbine. Whether the Xonon system will ultimately be commercially successful, and whether Combustion Systems will ultimately be profitable, will depend on a number of factors, including:

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

     In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City's gas turbines with the Xonon system for a total turnkey price of $700,000. GENXON did not complete the agreed-upon retrofit and returned the engine to the City in its original state. In February 2000, Catalytica received a letter from the City of Glendale alleging contractual damages and requesting monetary restitution in order to settle this matter. The parties are currently discussing alternatives to resolve the contractual issues related to the project, however, this matter may result in litigation. While it is not possible to predict with certainty the outcome of this matter, and while the Company does not believe an adverse result would have a material effect on the Company's consolidated financial position, it could be material to the results of operations for a fiscal year.

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

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

     The statements contained in this quarterly report that are not historical facts are "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "plans," "future," "may," "will," "should," "predicts," "potential," "continue," "expects," "intends," "believes" and similar expressions. Examples of these forward-looking statements include:

     . the consummation of the merger with Synotex and the spin-off of the Combustion Systems and Advanced Technologies businesses
     . our expectations regarding the amounts of future sales revenues from Glaxo Wellcome and other pharmaceutical customers
     . our estimates of future operating results and our ability to remain profitable
     . statements regarding the development of our business and products, including our ability to develop new pharmaceutical business and commercialize our Xonon product
     . our ability to develop technologies for efficient manufacturing processes and solve environmental problems
     . our expectations regarding our R&D efforts, including our expectations regarding future R&D reserves
     .    opportunities for the use and commercialization of our technologies
     . the amounts of any future expenditures which may be necessary to comply with environmental, health and safety regulations and to remediate environmental contamination
     .    our expectations regarding our future investment in GENXON
     . Year 2000 compliance, including expected costs and timing of ongoing Year 2000 compliance efforts and expectations regarding the potential effects of non-compliance
     . our ability to account for our acquisition of Wyckoff Chemical Company as a pooling of interests
     .    our anticipated capital expenditures and future financial condition
     . other statements contained in this quarterly report regarding matters that are not historical facts

          These and other forward-looking statements in this quarterly report are only estimates or predictions. While we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance that future results will be achieved. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual operating results, levels of activity, financial performance, achievements and prospects to be materially different from those expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, those identified in the "Risk Factors" section and elsewhere in this quarterly report. We disclaim any obligation to update information contained in any forward-looking statement.

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

          With the interest rate swap, Catalytica either makes or receives payments on the interest rate differential between 5.9% and the actual interest paid on its debt which has a floating interest rate based on the three-month United States dollar LIBOR rate. As a result, the swap effectively converts $50.0 million of Catalytica's floating- rate debt to a four-year fixed-rate debt. The maturity date for the swap is June 10, 2002. For the year ended December 31, 1999, the receive rate on the swap hedging debt was 5.3%. The pay rate on the swap is 5.9%. The gain or loss on the swap is recognized in net interest expense in the same period as the hedged transaction. Given the above agreement, approximately 22% of Catalytica's outstanding debt was variable at December 31, 1999. A hypothetical increase of 100 basis points in interest rates would not result in a material exposure to the Company.

          The Company's market risk disclosures set forth have not changed significantly through the quarter ended June 30, 2000.

     PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


     On April 12, 2000, a complaint was filed with the Supreme Court of the State of New York, County of Orange by an individual (the "Plaintiff") against Catalytica Pharmaceuticals and Glaxo Wellcome, alleging Zyban, a product manufactured by Catalytica Pharmaceuticals and distributed by Glaxo Wellcome, was dangerous and defective. The Plaintiff alleges symptoms of cognitive dysfunction and memory loss and has requested a judgement in the sum of $30,000,000. On July 17, 2000, Catalytica Pharmaceuticals and Glaxo Wellcome responded by denying all allegations in the Plaintiff's complaint and asking for a judgement to dismiss her complaint. Since this case is in the early phase of discovery no documents have been exchanged nor has deposition testimony be obtained. While the outcome of this case is uncertain, Catalytica believes the complaint is without merit and intends to defend the action vigorously.

     On August 4, 2000, a purported class action complaint was filed in Delaware Chancery Court in Wilmington, Delaware against Catalytica, Morgan Stanley Dean Witter and each of the directors of Catalytica by two of Catalytica's stockholders on behalf of themselves and all other stockholders of Catalytica. The complaint alleges generally that the proposed merger transaction involving Catalytica and certain subsidiaries of DSM, N.V. is unfair. The complaint further alleges conflicts of interest and breaches of fiduciary duties by the directors. The plaintiffs claim to be seeking preliminary and permanent injunctions against the proposed merger transaction and unspecified damages and costs. Catalytica believes this complaint is without merit and intends to defend itself vigorously.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 8, 2000, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) the election of the Board of Directors; (2) amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,500,000 shares; and (3) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

     Proposal 1.  Election of Directors

                    Director                     For               Abstain
                    --------                     ---               -------
                    James A. Cusumano         41,000,431           550,414
                    Richard Fleming           40,960,333           590,512
                    Alan Goldberg             40,467,285         1,083,560
                    Howard I. Hoffen          40,924,042           626,803
                    Ricardo B. Levy           41,003,659           547,186
                    Ernest Mario              41,011,887           538,958
                    John A. Urquhart          41,003,415           547,430


     Proposal 2.  Approval and amendment of the Company's Stock Option Plan

                                                                    Broker
                                                                    ------
                        For            Against       Abstain       Non-Vote
                        ---            -------       -------       --------
                     31,228,184      1,126,548       177,351      9,018,762

     Proposal 3.  Ratification of Appointment of Independent Auditors

                                                                    Broker
                                                                    ------
                        For            Against       Abstain       Non-Vote
                        ---            -------       -------       --------
                     35,387,907      5,993,792       169,146              0


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            2.1* Agreement and Plan of Merger by and among Synotex Company, Inc. Synotex Acquisition Corporation and Catalytica, Inc. dated August 2, 2000

            4.9 Amendment No. 2, dated as of August 2, 2000, to the Preferred Shares Rights Agreement between Catalytica Inc. and Chase Mellon Shareholder Services, L.L.C.

            9.1* Voting Agreement by and among Synotex Company, Inc., Catalytica, Inc. and certain stockholders of Catalytica dated August 2, 2000.

            27.1  Financial Data Schedule

     * Incorporated by reference to the exhibit of the same number contained in the Company's report on Form 8-K filed on August 10, 2000.

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

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


Date: August 14, 2000
                                        CATALYTICA, INC.
                                        (Registrant)


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