Form 10-Q
period 2000-09-30
CATALYTICA INC
filed 2000-11-14
CIK 841466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to ______________.

                          Commission File No. 0-20966

                               _________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     As of November 7, 2000, on a fully diluted basis, reflecting the conversion of the registrant's outstanding Class A and Class B Common Stock into Common Stock, there were outstanding 58,320,252 shares of the registrant's Common Stock. As of November 7, 2000, there were outstanding 33,320,252 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. The Company also has outstanding 13,270,000 shares of Class A Common Stock and 11,730,000 shares of Class B Common Stock which are convertible into an equal number of shares of Common Stock.

                               CATALYTICA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                               September 30, 2000

                                                                                                          Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

  Unaudited Condensed Consolidated Balance Sheets as of September 30, 2000, and December 31, 1999                 3

  Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended
   September 30, 2000, and September 30, 1999                                                                     4

  Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
   2000, and September 30, 1999                                                                                   5

  Notes to Unaudited Condensed Consolidated Financial Statements                                                  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    12

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       30

Item 6. Exhibits and Reports on Form 8-K                                                                         30

Signatures                                                                                                       32

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               CATALYTICA, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                     September 30,        December 31,
                                                                                        2000                 1999
                                                                                        ----                 ----
ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 14,774             $ 34,876
  Short-term investments                                                                  4,980                5,470
  Accounts receivable, net                                                               32,164               41,985
  Accounts receivable from joint venture                                                    154                  177
  Notes receivable from employees                                                            75                  158
  Inventory:
     Raw materials                                                                       54,957               64,836
     Work in process                                                                     37,662               27,938
     Finished goods                                                                      18,135               12,745
                                                                                       --------             --------
                                                                                        110,754              105,519
  Deferred taxes                                                                         12,951               12,951
  Prepaid expenses and other assets                                                       2,990                4,060
                                                                                       --------             --------
     Total current assets                                                               178,842              205,196
Property, plant and equipment:
  Land                                                                                    6,646                6,533
  Equipment                                                                             232,633              194,097
  Buildings and leasehold improvements                                                   87,198               82,273
                                                                                       --------             --------
                                                                                        326,477              282,903
  Less accumulated depreciation and amortization                                        (77,888)             (61,772)
                                                                                       --------             --------
                                                                                        248,589              221,131
Notes receivable from employees                                                             470                  978
Other assets                                                                                595                1,203
                                                                                       --------             --------
                                                                                       $428,496             $428,508
                                                                                       ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $ 29,051             $ 38,508
  Accrued payroll and related expenses                                                   14,496               18,126
  Deferred revenue                                                                       10,091                6,771
  Other accrued liabilities                                                               8,897                9,184
  Current portion of long-term debt                                                      19,750               12,948
  Income taxes payable                                                                    4,737                1,162
                                                                                       --------             --------
     Total current liabilities                                                           87,022               86,699

Long-term debt                                                                           36,000               51,000
Non-current deferred revenue                                                              6,338                6,992
Deferred taxes                                                                           16,031               16,031
Other long-term liabilities                                                                 958                  959
Minority interest                                                                        41,000               41,000
Class A and B common stock                                                               97,079               97,079

Stockholders' equity:
  Common stock                                                                               33                   33
  Additional paid-in capital                                                            116,267              112,021
  Deferred compensation                                                                     (62)                (156)
  Accumulated earnings                                                                   27,830               16,850
                                                                                       --------             --------
     Total stockholders' equity                                                         144,068              128,748
                                                                                       --------             --------
                                                                                       $428,496             $428,508
                                                                                       ========             ========

                            See accompanying notes.

                               CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                            Three Months Ended                    Nine Months Ended
                                                               September 30,                         September 30,
                                                        2000               1999                2000                1999
                                                        ----               ----                ----                ----
Revenues:
  Product sales                                       $67,608             $92,031            $243,315            $295,747
  Research and development contracts                    9,616               6,434              29,863              16,748
                                                      -------             -------            --------            --------
Total revenues                                         77,224              98,465             273,178             312,495

Costs and expenses:
  Cost of product sales                                56,458              77,594             195,686             235,457
  Research and development                             13,277              11,200              36,024              30,140
  Selling, general and administrative                   7,423               6,781              19,629              20,283
                                                      -------             -------            --------            --------
Total costs and expenses                               77,158              95,575             251,339             285,880

Operating income                                           66               2,890              21,839              26,615

Interest income                                           644                 769               1,731               2,106
Interest expense                                       (1,773)             (2,230)             (5,362)             (6,404)
Loss on joint ventures                                   (236)               (158)               (236)             (1,132)
                                                      -------             -------            --------            --------

Income (loss) before income taxes                      (1,299)              1,271              17,972              21,185

Provision for income taxes                                524                 167              (6,992)             (3,849)
                                                      -------             -------            --------            --------

Net (loss) income                                     $  (775)            $ 1,438            $ 10,980            $ 17,336
                                                      =======             =======            ========            ========

Net income (loss) per share:
Basic                                                  $(0.01)              $0.02               $0.19               $0.30
                                                      =======             =======            ========            ========
Diluted                                                $(0.01)              $0.02               $0.15               $0.25
                                                      =======             =======            ========            ========

Number of shares used in computing net
  income (loss) per share:
Basic                                                  58,234              57,639              58,089              57,544
                                                      =======             =======            ========            ========
Diluted                                                58,234              64,067              64,269              63,867
                                                      =======             =======            ========            ========

                            See accompanying notes.

                               CATALYTICA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)

                                                                                               Nine Months Ended June 30,
                                                                                                    2000          1999
                                                                                                    ----          ----
Cash flows from operating activities:
Net income                                                                                        $ 10,980       $ 17,336
Adjustments to reconcile net income to net cash provided by operating activity:
  Depreciation and amortization                                                                     17,359         13,495
  Deferred income taxes                                                                                 --          3,560
  Losses in joint ventures                                                                             236          1,133
  Stock compensation associated with employee retirement                                             1,060             --
  Stock compensation associated with options issuance to consultant                                    207             --
  Forgiveness of note receivable to former officer of subsidiary                                       620             --
  Changes in:
     Accounts receivable                                                                             9,821         10,791
     Accounts receivable from joint venture                                                             23            898
     Inventory                                                                                      (5,235)           146
     Prepaid expenses, and other current assets                                                      1,071         (2,115)
     Accounts payable                                                                               (9,457)        (5,852)
     Accrued payroll and related expenses                                                           (3,630)         1,495
     Deferred revenue                                                                                2,666          3,483
     Income taxes payable                                                                            3,575         (6,923)
     Other accrued liabilities                                                                        (288)        13,301
                                                                                                  --------       --------
        Net cash provided by operating activities                                                   29,008         50,748

Cash flows from investing activities:
Purchases of investments                                                                           (10,500)       (19,714)
Maturities of investments                                                                           11,000         19,781
Investment in joint ventures                                                                          (236)        (1,133)
Disposition of property and equipment                                                                  773            137
Acquisition of property and equipment                                                              (44,842)       (30,527)
Dividends paid                                                                                          --           (170)
                                                                                                  --------       --------
        Net cash used in investing activities                                                      (43,805)       (31,626)

Cash flows from financing activities:
Net receipts on (issuance of) notes receivable from employees                                          (86)          (343)
Additions to debt obligations                                                                           --          7,247
Payments on debt obligations                                                                        (8,198)       (17,019)
Issuance of stock, net of issuance costs                                                             2,975          2,195
                                                                                                  --------       --------
        Net cash used in financing activities                                                     $ (5,305)      $ (7,920)
                                                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents                                               (20,102)        11,202
Cash and cash equivalents at beginning of period                                                    34,876         41,269
                                                                                                  --------       --------
Cash and cash equivalents at end of period                                                        $ 14,774       $ 52,471
                                                                                                  ========       ========

                            See accompanying notes.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Catalytica, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

2. Earnings per share

A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

                                                         Three months ended          Nine months ended
(in thousands, except per share amounts)                        September 30,               September 30,
                                                          2000(1)           1999          2000          1999
                                                          -------          ----          ----          ----
Numerator:
  Numerator for basic earnings per share:
    Income (loss) available to  common shareholders       $  (775)      $ 1,438         $10,980       $17,336
  Less:  Reduction of Catalytica
    Pharmaceuticals income attributable to
    holders of subsidiary stock options
                                                             (237)         (181)         (1,299)       (1,297)
                                                          -------       -------         -------       -------
  Numerator for diluted earnings (loss) per share         $(1,012)      $ 1,257         $ 9,681       $16,039
                                                          -------       -------         -------       -------

Denominator:
  Denominator for basic earnings (loss) per share:
    Weighted-average shares                                58,234        57,639          58,089        57,544
                                                          -------       -------         -------       -------
  Effect of dilutive securities:
    Catalytica, Inc. employee stock options                     -           901             492           871
    Catalytica Pharmaceuticals, Inc.
      Convertible Preferred Stock                               -         1,794           1,918         1,775
    Catalytica Pharmaceuticals, Inc.
      Convertible Junior Preferred Stock                        -           605             647           599
    Catalytica Energy Systems, Inc.
      Convertible Preferred Stock                               -         2,853           3,108         2,837
    Catalytica, Inc. warrants issued to Glaxo
      Wellcome, Inc.                                            -           275              15           241
                                                          -------       -------         -------       -------
        Dilutive potential common shares                        -         6,428           6,180         6,323

  Denominator for diluted earnings (loss) per share:
    Adjusted weighted-average shares and
    assumed conversions                                    58,234        64,067          64,269        63,867
                                                          -------       -------         -------       -------

  Basic earnings (loss) per share                         $ (0.01)      $  0.02         $  0.19       $  0.30
                                                          -------       -------         -------       -------
  Diluted earnings (loss) per share                       $ (0.01)      $  0.02         $  0.15       $  0.25
                                                          =======       =======         =======       =======

     Weighted average shares outstanding for the three and nine months ended September 30, 2000, includes Class A and B common shares as Catalytica considers Class A and B to be the equivalent of common stock.

(1) For the three months ended September 30, 2000, potentially dilutive Securities of 6,354 were outstanding and are not included in the diluted earnings per share computation because they are anti-dilutive.

3. Segment Disclosures

     The Company operates primarily in the pharmaceuticals and combustion systems businesses. The Company has determined its reportable operating segments based upon how the business is managed and operated. Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals") and Catalytica Energy Systems, Inc., formerly known as Catalytica Combustion Systems, Inc. ("Energy Systems") operate as independent businesses with their own sales, research and development, and operations departments. Each manufactures and distributes distinct products with different production processes. As such, the following table discloses their revenues, operating income (loss), and identifiable assets for the above named operating segments. Catalytica Advanced Technologies, Inc. ("Advanced Technologies") is combined with Catalytica's corporate operations as it does not meet the requirements for separate disclosure. Sales to countries outside of the United States are less than 10% of total revenues for all periods presented.

(In thousands)                                     Three months ended Sept 30,            Nine months ended Sept 30,
                                                  -----------------------------          ----------------------------
                                                   2000                   1999                2000           1999
                                                   ----                   ----                ----           ----
Revenues
 Catalytica Pharmaceuticals                      $75,790                $97,684            $269,334        $310,329
 Energy Systems                                    1,279                    549               2,688           1,060
 Corporate and other subsidiary                      155                    232               1,156           1,106
                                                 -------                -------            --------        --------
  Total revenues                                 $77,224                $98,465            $273,178        $312,495

(In thousands)                                     Three months ended Sept 30,            Nine months ended Sept 30,
                                                  -----------------------------          ----------------------------
                                                   2000                   1999                2000           1999
                                                   ----                   ----                ----           ----
Operating Income (Loss)
 Catalytica Pharmaceuticals                      $ 4,299                $ 5,425            $ 29,058        $ 33,189
 Energy Systems                                   (4,052)                (2,202)             (7,060)         (4,961)
 Corporate and other subsidiary                     (181)                  (333)               (159          (1,613)
                                                 -------                -------            --------        --------
  Total operating income (loss)                  $    66                $ 2,890             $21,839        $ 26,615
                                                 =======                =======            ========        ========

(In thousands)

                                         September 30, 2000        December 31, 1999
                                      ------------------------  -----------------------
 Identifiable Assets
 Catalytica Pharmaceuticals                           $397,486                 $389,902
 Energy Systems                                         13,419                   19,335
 Corporate and other subsidiary                         18,054                   19,271
                                                      --------                 --------
  Total assets                                        $428,959                 $428,508
                                                      ========                 ========

4. Financial instruments

     For the purposes of the consolidated cash flows, all investments with maturities of three months or less at the date of purchase held as available-for-sale (none at September 30, 2000) are considered to be cash and cash equivalents; instruments with maturities of three months or less at the date of purchase that are planned to be held-to-maturity ($5.0 million at September 30, 2000) and investments with maturities greater than three months that are available-for-sale (none at September 30, 2000) are considered to be short-term investments; investments with maturities greater than one year are considered to be long-term investments and are available-for-sale (none at September 30, 2000). All investments at September 30, 2000, were carried at amortized cost, which approximated fair market value (quoted market price). The classification of investments is made at the time of purchase with classification for held-to-maturity made when the Company has the intent and ability to hold the investments to maturity.

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

6. Debt

     As of September 30, 2000, nothing was outstanding under the senior secured revolving facility ("Revolving Debt Facility") and $53.8 million was outstanding under the senior secured term loan facility ("Term Debt Facility").

     The credit agreement, which is guaranteed by the Company, requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability, liquidity and implements restrictions on the Company's ability to declare and pay dividends. In addition, the credit agreement contains various covenants restricting further indebtedness, issuance of preferred stock by the Company or its subsidiaries, liens, acquisitions, asset sales, and capital expenditures. At September 30, 2000, the Company and Catalytica Pharmaceuticals were in compliance with the covenants.

7. Income taxes

     The Company recorded an income tax benefit for the three months ended September 30, 2000, at an effective tax rate equal to 40% of pretax income. The provision for income taxes for the nine months ended September 30, 2000, was an effective tax rate of 39%. For the three months ended September 30, 1999, the Company recorded an income tax benefit of 13% of pretax income. The provision for income taxes for the nine months ended September 30, 1999, was an effective tax rate of 18%. The 2000 effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The 1999 effective tax rate differed from the federal statutory tax rate primarily due to the utilization of tax net operating loss carry forwards and the elimination of the valuation allowance for deferred tax assets.

8. Change in Agreement with Enron

     In December of 1999, an affiliate of the holder of a minority interest in Energy Systems, Enron North America ("Enron"), announced that Energy Systems' Xonon combustion system had been specified as the preferred emissions control system with GE 7FA turbines that have been ordered for the proposed Pastoria Energy Facility. The Pastoria Energy Facility is a project proposed by affiliates of Enron, and is expected to begin construction in 2001 and enter commercial operations by the summer of 2003.

     Effective March 31, 2000, Energy Systems and Enron amended this agreement such that all funds were repaid by Enron in the period ended September 30, 2000. Accordingly, approximately $1.0 million of the previously recorded provision was eliminated and included in the results of operations as a reduction of research and development expenses in the three months ended March 31, 2000.

9. Litigation

     On August 4, 2000, a purported class action complaint Sims et al. v. Cusumano et al., Civil Action No. 18197NC, was filed in the Chancery Court of the State of Delaware against Catalytica and certain of its directors. The complaint alleges that defendants breached their fiduciary duties by agreeing to a transaction that contemplates the distribution of Energy Systems shares to Catalytica stockholders and in which Catalytica would be acquired by DSM. The plaintiffs contend the transaction is unfair to the Catalytica shareholders and they seek to, among other things, enjoin the transaction. Defendants have not yet responded to the complaint. Based on the facts known to date, Catalytica believes that the claims are without merit and intends to vigorously defend this suit. Catalytica further believes that the outcome of this litigation will not have a material adverse effect on Catalytica's financial condition or results of operations.

     On August 14, 2000, the City of Glendale filed a complaint against Energy Systems, Catalytica and Genxon Power Systems, Inc. in Los Angeles County Superior Court, Case No. EC029841. The action has been transferred to the Superior Court for Orange County, California. The complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica providing for the retrofit of the FT4 engine with the FT4 Xonon Combustion System. The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. The defendants believe they have meritorious defenses to the claims asserted and intend to defend the action vigorously.

     On April 12, 2000, a complaint was filed with the District Court for the Southern District of the State of New York by an individual (the "Plaintiff") against Catalytica Pharmaceuticals and Glaxo Wellcome, alleging Zyban, a product manufactured by Catalytica Pharmaceuticals and distributed by Glaxo Wellcome, was dangerous and defective. The Plaintiff alleges that she suffered an adverse reaction after using Zyban and undergoing anesthesia, including symptoms of cognitive dysfunction and memory loss. The Plaintiff has requested a judgement in the sum of $10,000,000. On July 17, 2000, Catalytica Pharmaceuticals and Glaxo Wellcome responded by denying all allegations in the Plaintiff's complaint and asking for a judgement to dismiss her complaint. Since this case is in the early phase of discovery no documents have been exchanged nor has deposition testimony be obtained. While the outcome of this case is uncertain, Catalytica believes the complaint is without merit and intends to defend the action vigorously.

10. Merger Transaction

     On August 2, 2000, Catalytica entered into an Agreement and Plan of Merger by and among Synotex Company, Inc. ("Synotex"), a Delaware corporation and wholly owned subsidiary of DSM, N.V., Synotex Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and wholly owned subsidiary of Synotex, and Catalytica, pursuant to which Acquisition Corp. will merge with and into Catalytica and Catalytica will become a wholly owned subsidiary of Synotex (the "Merger"). Immediately prior to the consummation of the Merger, Energy Systems and Advanced Technologies will be combined to form Catalytica Energy Systems, Inc. and all of the shares of the combined company owned by Catalytica will be distributed on a pro rata basis to the Catalytica stockholders (the "Spin-Off"). If the Merger is consummated, Catalytica's stockholders will be entitled to receive an aggregate of $750 million (the "Merger Consideration") in cash subject to certain adjustments, including a reduction in the Merger Consideration for the tax liability incurred by Catalytica with respect to the Spin-Off. The tax liability, which is expected to be a material amount, will be based on the value of Catalytica Energy Systems, Inc. as determined by the weighted average trading price of Catalytica Energy Systems, Inc. on the first full day of trading. In addition, the Merger Consideration will be reduced by $50 million, the amount of capital that Catalytica is expected to provide to Catalytica Energy Systems through the purchase of stock to ensure that the company has adequate operating capital. These reductions will be partially offset by proceeds from any exercises of options and warrants to purchase Catalytica common stock prior to the consummation of the Merger. The consummation of the Merger is subject to the satisfaction of numerous conditions, including the approval of the Merger by Catalytica stockholders, applicable regulatory clearances and the consummation of the Spin-Off. No assurance can be given that the Merger or Spin-Off will be consummated.

11. Subsequent Events

     Restructuring   In November 2000, Catalytica announced plans to restructure
Catalytica Pharmaceuticals. Catalytica will close its Bay View chemical manufacturing operation in East Palo Alto, California in early 2001. Additionally, Catalytica will reorganize its Greenville and South Haven facilities. As a result of the facility closure and reorganization, Catalytica expects to incur a pre-tax charge of approximately $12-14 million in the fourth quarter, of which $3-4 million will require cash payments and the remainder will represent non-cash write-offs of fixed assets.

     Name Change     In October 2000, Catalytica Combustion Systems, Inc.
changed its name to Catalytica Energy Systems, Inc.

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

  In addition, Catalytica continues to explore other business opportunities that capitalize on its rich 25-year history of discovery and effective application of catalysts. Projects include high throughput screening of catalysts and processes for rapid analysis of optimum production of products, unique applications of catalysts to enhance fuel conversion for fuel cells and production of better catalysts for the manufacture of plastics. Catalytica operates through three subsidiaries: Catalytica Pharmaceuticals, Inc. ("Catalytica Pharmaceuticals"), Catalytica Energy Systems, Inc., formerly known as Catalytica Combustion Systems, Inc., (''Energy Systems"), and Catalytica Advanced Technologies, Inc. ("Advanced Technologies").

  On September 20, 1999, the Company acquired Wyckoff Chemical Company ("Wyckoff"), which develops, manufactures and markets a broad range of active pharmaceutical and advanced fine chemical ingredients. At the completion of the acquisition, Wyckoff became a wholly owned subsidiary of the Company and now markets its services as the Wyckoff Division of Catalytica Pharmaceuticals.

  The acquisition was accounted for as a pooling of interests. The consolidated financial statements were restated to reflect the Company's financial position and the results of operations as if Wyckoff was a wholly owned subsidiary of the Company since inception.

The Merger

  On August 2, 2000, Catalytica entered into an Agreement and Plan of Merger by and among Synotex Company, Inc. ("Synotex"), a Delaware corporation and wholly owned subsidiary of DSM, N.V., Synotex Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and wholly owned subsidiary of Synotex, and Catalytica, pursuant to which Acquisition Corp. will merge with and into Catalytica and Catalytica will become a wholly owned subsidiary of Synotex (the "Merger"). Immediately prior to the consummation of the Merger, Energy Systems and Advanced Technologies will be combined to form Catalytica Energy Systems, Inc. and all of the shares of the combined company owned by Catalytica will be distributed on a pro rata basis to the Catalytica stockholders (the "Spin-Off"). If the Merger is consummated, Catalytica's stockholders will be entitled to receive an aggregate of $750 million (the "Merger Consideration") in cash subject to certain adjustments, including a reduction in the Merger Consideration for the tax liability incurred by Catalytica with respect to the Spin-Off. The tax liability, which is expected to be a material amount, will be based on the value of Catalytica Energy Systems, Inc. as determined by the weighted average trading price of Catalytica Energy Systems, Inc. on the first full day of trading. In addition, the Merger Consideration will be reduced by $50 million, the amount of capital that Catalytica is expected to provide to Catalytica Energy Systems through the purchase of stock to ensure that the company has adequate operating capital. These reductions will be partially offset by proceeds from any exercises of options and warrants to purchase Catalytica common stock prior to the consummation of the Merger. The consummation of the Merger is subject to the satisfaction of numerous conditions, including the approval of the Merger by Catalytica stockholders, applicable regulatory clearances and the consummation of the Spin-Off. No assurance can be given that the Merger or Spin-Off will be consummated.

Results of Operations

  Net revenues for the three and nine months ended September 30, 2000, decreased by 21.6% and 12.6%, respectively when compared with the revenues in the same periods in 1999, primarily due to a scheduled decrease in product sales to Glaxo Wellcome under the original supply agreement and subsequent amendments. Product sales decreased by 26.5% and 17.7%, respectively during the three and nine months ended September 30, 2000, when compared with the same periods in 1999, due to a scheduled decrease in sales to Warner Lambert for products which were produced under the original Glaxo Wellcome Supply Agreement, a shift in product demand as a result of Y2K concerns that created higher product demand in the fourth quarter of 1999 and subsequently reduced product demand in the first quarter of 2000, as well as a reduction in product sales to Pfizer. This decline in product revenues was partially offset by a significant growth in research revenues during these periods.

  During the nine months ended September 30, 2000, 64% of Catalytica's revenues were derived from sales to Glaxo Wellcome. During the same period in 1999, 66% of Catalytica's revenues were derived from sales to Glaxo Wellcome. During the quarter ended September 30, 2000, 64% of Catalytica's revenues were derived from sales to Glaxo Wellcome. During the same quarter in 1999, 69% of Catalytica's revenues were derived from sales to Glaxo Wellcome. As part of the original supply agreement and amendments to the original supply agreement,

Glaxo Wellcome guarantees a specified minimum level of revenues in each year of the agreement. Product shipments to Glaxo Wellcome have exceeded the levels associated with the aggregate annual minimum payments provided for in the original Supply Agreement and related amendments. Therefore, Glaxo Wellcome has made no shortfall payments to Catalytica.

  Under terms of the original Glaxo Wellcome supply agreement and certain amendments, there are scheduled reductions in product sales to Glaxo Welcome. Revenues from Glaxo and others customers are expected to increase in the fourth quarter of 2000 as compared to the third quarter of 2000. However, no assurance of this growth in revenues for the fourth quarter can be provided.

  Research and development ("R&D") revenues increased by 49.5% and 78.3% for the three and nine months ended September 30, 2000, respectively, when compared with the same periods in 1999, primarily due to a significant increase in new R&D partners and related funded R&D activities at Catalytica Pharmaceuticals. In addition, Energy Systems' R&D revenue increased over the same periods primarily due to an increase in cost reimbursement by gas turbine manufacturers and other research institutes related to the development of Xonon technology. The Company's R&D revenues are expected to increase in fiscal 2000 when compared with fiscal 1999, as the Company continues to expands its R&D efforts and signs new contracts with new and existing customers, especially in the pharmaceutical business.

  Cost of sales decreased 27.2% and 16.9% for the three and nine months ended September 30, 2000, respectively, when compared with the same periods in 1999, which corresponds to a respective 26.5% and 20.8% decrease in product sales during these periods. This decrease in cost of sales reflects the lower product sales, as well as a change in product mix. Additionally, Catalytica Pharmaceuticals received a $2.5 million settlement through its business interruption insurance as a partial settlement of the lost production incurred following Hurricane Floyd during the third quarter of 1999. This payment was included as a reduction in cost of goods sold in the second quarter of 2000.

  The gross margin for the three and nine months ended September 30, 2000, decreased by 0.8% and 3.9%, respectively, compared with the same periods in 1999, primarily due to lower capacity utilization as a result of lower sales, and a change in product mix during the respective periods. Margins on pharmaceutical products are subject to fluctuations from quarter to quarter due to various factors, including the mix of products being manufactured, manufacturing efficiencies achieved on production runs, the length of down-time associated with setting up new production runs, and numerous other variables present in the pharmaceutical manufacturing environment.

  Research and development ("R&D") expenses increased 18.5% and 19.5%, respectively, for the three and nine months ended September 30, 2000, as compared with R&D expenses in the same periods in 1999. This increase in R&D expenses directly corresponds to increased demand for the Company's pharmaceutical development services, and is attributable to increased staffing and associated R&D expenses at Catalytica Pharmaceuticals which is expanding the R&D services it provides with respect to both chemical process and formulation development. These activities are important as the Company continues to obtain new customers for its R&D services which are becoming a meaningful source of revenues, and are expected to lead to new manufacturing business in the future. In addition, Energy Systems' R&D expense increased over the same periods in 1999. In December 1999, we entered into an agreement with Enron, the purpose of which was to accelerate the development of Energy Systems' Xonon technology. In connection with this agreement, we recorded a $1.2 million provision. In March, the agreement was amended and Enron reimbursed Catalytica for approximately $1.0 million of the previous advance. Accordingly, that amount was recorded in the first quarter of 2000 as a reduction of related research and development activities. Additionally, through the end of the second quarter of 1999, a significant portion of Energy Systems' research activity was conducted on behalf of the GENXON joint venture. Upon the completion of the GENXON prototype development program in June 1999, the engineering efforts relating to additional catalyst system testing and development were conducted principally by Energy Systems and consequently are reflected in R&D costs. The Company's R&D expenses are expected to grow in the future as the Company continues to invest in its R&D capabilities, especially in Catalytica Pharmaceuticals.

     Selling, general and administrative expenses increased 9.5% and decreased 3.2%, respectively, for the three and nine months ended September 30, 2000, compared with the same periods in 1999. Selling, general and administrative has increased for the three months ended September 30, 2000 principally due to costs associated with the planned spin-off of the Company's combustion business. For the nine months ended September 30, 2000 selling, general and administrative expenses decreased relative to the same period in 1999, due to charges in the second and third quarters of 1999 for expenses related to the acquisition of Wyckoff as well as a reduction in reserves for incentive bonuses during the first nine months of 2000.

  Interest income decreased 16.3% and 17.8%, respectively, for the three and nine months ended September 30, 2000, when compared to the same periods in 1999. This decrease in interest income is primarily due to lower average cash balances in the three and nine months ended September 30, 2000, when compared to the same periods in 1999. This decrease in cash is primarily due to lower average cash balances related to Energy Systems, as it continues to invest its funds in research and development activities. Interest income is expected to continue to be moderately lower in the remainder of 2000 as the Company intends to utilize a portion of its cash to finance capital expenditures.

  Interest expense decreased 20.5% and 16.3%, respectively for the three and nine months ended September 30, 2000, when compared to the same periods in 1999 due to a reduction in the Company's overall debt, which reflects payments on the Chase Credit Facility as well as repayment of $16.1 million of Wyckoff's current and long-term debt in the fourth quarter of 1999.

  Energy Systems incurred losses in its GENXON joint venture of $0.2 million for the three and nine months ended September 30, 2000. During the three and nine months ended September 30, 1999, Energy Systems' share of GENXON's losses was $0.2 million and $1.1 million, respectively, which represented its capital contribution during this period. Losses on the joint venture are recognized in the results of operations. In the third quarter of 1999, GENXON completed its prototype development of the Kawasaki combustor unit, and subsequent testing programs were conducted by Energy Systems. The reduced level of the Company's investment in GENXON is expected to continue throughout 2000.

  The Company recorded an income tax benefit for the three months ended September 30, 2000, at an effective tax rate equal to 40% of pretax income. The provision for income taxes for the nine months ended September 30, 2000, was an effective tax rate of 39%. For the three months ended September 30, 1999, the Company recorded an income tax benefit of 13% of pretax income. The provision for income taxes for the nine months ended September 30, 1999, was an effective tax rate of 18%. The 2000 effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The 1999 effective tax rate differed from the federal statutory tax rate primarily due to the utilization of tax net operating loss carry forwards and the elimination of the valuation allowance for deferred tax assets. The Company's effective tax rate will approximate the federal statutory rate in 2000.

Liquidity and Capital Resources

  Total cash, cash equivalents, and short-term investments decreased from $40.3 million as of December 31, 1999 to $19.8 million as of September 30, 2000, primarily due to quarterly estimated tax payments, payments of incentive bonuses, an increase in investment in capital expenditures and the operating loss incurred during the third quarter. The Company expects to spend approximately $60.0 million to $70.0 million during 2000 for capital expenditures primarily at Catalytica Pharmaceuticals which includes funds for expansion of the Greenville Sterile facility. Because of its cash position of $19.8 million (including short-term investments) and its available line of credit of $100.0 million as of September 30, 2000, coupled with the anticipated cash flow from operations in 2000, the Company believes that it has adequate funds to meet its working capital needs and debt repayment obligations for the near and longer term.

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

RISK FACTORS

Failure to complete the Merger could negatively impact Catalytica's stock price, future business or operations.

  On August 2, 2000, Catalytica entered into an Agreement and Plan of Merger by and among Synotex Company, Inc. ("Synotex"), a Delaware corporation and wholly owned subsidiary of DSM, N.V., a corporation organized under the laws of the Netherlands, Synotex Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and wholly owned subsidiary of Synotex, and Catalytica, pursuant to which Acquisition Corp. will merge with and into Catalytica and Catalytica will become a wholly owned subsidiary of Synotex (the "Merger"). Immediately prior to the consummation of the Merger, Catalytica will distribute to its stockholders on a pro rata basis all of the shares owned by Catalytica of the combined business of Catalytica's Energy Systems and Advanced Technologies. No assurances can be given that the Merger will be consummated.

  The consummation of the Merger is subject to the satisfaction or waiver of numerous conditions, including the approval of the Merger by Catalytica stockholders, the receipt of applicable regulatory clearances and the consummation of the Spin-Off. Furthermore, on August 4, 2000, a purported class action complaint was filed in Delaware Chancery Court in Wilmington, Delaware against Catalytica, Morgan Stanley Dean Witter and each of the directors of Catalytica by certain of Catalytica's stockholders on behalf of themselves and all other stockholders of Catalytica. The complaint alleges generally that the proposed merger transaction involving Catalytica and certain subsidiaries of DSM, N.V. is unfair. The complaint further alleges conflicts of interest and breaches of fiduciary duties by the directors. The plaintiffs claim to be seeking preliminary and permanent injunctions against the proposed merger transaction and unspecified damages and costs. Catalytica believes this complaint is without merit and intends to defend itself vigorously.

If the Merger is not completed for any reason, Catalytica may be subject to a number of material risks, including the following:

  . Catalytica may be required under certain circumstances to pay Synotex a termination fee of $20 million and expenses of up to $5 million;

  . the price of Catalytica's common stock may decline to the extent that the relevant current market price reflects a market assumption that the Merger will be completed; and

  . costs related to the Merger, such as legal, accounting, certain financial advisory and financial printing fees, must be paid even if the Merger is not completed.

Our quarterly operating results may fluctuate and we may be unable to maintain profitability

  Catalytica's operating results have fluctuated significantly in the past and we expect that results will continue to vary from quarter to quarter. In particular, our quarterly results may fluctuate and our profitability may suffer as a result of:

  . loss or reductions of orders from an important customer, such as Glaxo Wellcome
  . delays in availability or increases in costs of raw materials from our suppliers
  . increased price competition or reductions in the prices that we are able to charge
  . the amount and timing of payments and expenses under development and production contracts
  .  changes in demand for the pharmaceuticals sold by our customers
  . new product introductions or delays in product introductions by our customers or their competitors
  . size and timing of receipt of orders for and shipments of pharmaceutical products
  .  changes in product mix
  .  operating efficiencies in manufacturing operations
  .  seasonality in demand for our products
  .  costs associated with the merger and spin-off of the energy business
  . general business conditions in our markets, particularly in the pharmaceutical sector

  As a result of these and other factors, quarter-to-quarter comparisons of our historical results of operations are not good indicators of future performance. If our future operating results are below the expectations of stock market analysts, or if we are unable to remain profitable, our stock price may decline.

We depend on a single customer for a large portion of our revenues, and a reduction in the level of business with this customer could seriously harm our business

     A single customer, Glaxo Wellcome, accounts for a large percentage of Catalytica's revenues. During the nine months ended September 30, 2000, 64% of Catalytica's revenues were derived from sales to Glaxo Wellcome. During the same period in 1999, 66% of Catalytica's revenues were derived from sales to Glaxo Wellcome. During the quarter ended September 30, 2000, 64% of Catalytica's revenues were derived from sales to Glaxo Wellcome. During the same quarter in 1999, 69% of Catalytica's revenues were derived from sales to Glaxo Wellcome. Catalytica's top five customers collectively accounted for approximately 78% of its revenues for the nine months ended September 30, 2000. Even though the portion of our revenues attributable to Glaxo Wellcome is expected to decline over time, we anticipate that sales to Glaxo Wellcome will continue to account for a significant portion of our revenues for the foreseeable future. Our business would be seriously harmed if we lost Glaxo Wellcome as a customer or suffered a large reduction in orders from Glaxo Wellcome.

  Under terms of the original Glaxo Wellcome supply agreement and certain amendments, there are scheduled reductions in product sales to Glaxo Welcome. Revenues from Glaxo and others customers are expected to increase in the fourth quarter of 2000 as compared to the third quarter of 2000. However, no assurance of this growth in revenues for the fourth quarter can be provided.

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

  On April 12, 2000, a complaint was filed with the District Court for the Southern District of the State of New York by an individual (the "Plaintiff") against Catalytica Pharmaceuticals and Glaxo Wellcome, alleging Zyban, a product manufactured by Catalytica Pharmaceuticals and distributed by Glaxo Wellcome, was dangerous and defective. The Plaintiff alleges that she suffered an adverse reaction after using Zyban and undergoing anesthesia, including symptoms of cognitive dysfunction and memory loss. The Plaintiff has requested a judgement in the sum of $10,000,000. On July 17, 2000, Catalytica Pharmaceuticals and Glaxo Wellcome responded by denying all allegations in the Plaintiff's complaint and asking for a judgement to dismiss her complaint. Since this case is in the early phase of discovery no documents have been exchanged nor has deposition testimony be obtained. While the outcome of this case is uncertain, Catalytica believes the complaint is without merit and intends to defend the action vigorously.

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

  Similarly, Catalytica's Bay View facility has arsenic and volatile organic compound contamination in the soil and groundwater. The site is subject to a clean-up and abatement order issued by the Bay Area Regional Water Quality Control Board. The order requires stabilization, containment and monitoring of the contamination at the site and surrounding areas by the current owner of the property, Aventis, formerly Rhone Poulenc, Inc. Although Catalytica has contractual rights of indemnity from Aventis and from Novartis, the prior owners/operators of the facilities, Catalytica could be named in an action brought by a governmental agency or a third party because of the contamination. If Catalytica is determined to have contributed to the contamination, Catalytica may be liable for any damage to third parties attributable to its contamination, and may be required to indemnify Aventis and Novartis for any clean up costs or liability that they may incur as a result. Any litigation or determination of the existence and cost of this contamination would likely be costly and time-consuming. Catalytica recently announced plans to close the Bay View facility. If the facility does not continue operation in some capacity, regulatory agencies will require environmental closure of the Bayview Facility, which could result in Catalytica incurring significant costs to address facility shutdown and de-contamination.

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

Environmental regulations may delay the commercialization of Catalytica's catalytic energy systems or increase the costs of bringing products to market

  The enactment and enforcement of environmental regulations at the federal, state and local levels will strongly influence the demand for emissions reduction systems, and thus will affect the rate at which industrial companies adopt Energy Systems' catalytic combustion systems. As a result, Energy Systems' revenues will depend, in part, on the environmental standards that government authorities adopt for reducing emissions (including emissions of nitrogen oxide) addressed by its products. Government authorities may revise existing regulations in a manner that could diminish demand for Energy Systems' products. Moreover, new regulations may impose requirements that are not met by Energy Systems' products or may necessitate costly redevelopment or modification of its products. Also, certain industries or companies may seek to delay the implementation of existing or new regulations, or acquire emissions credits from other sources, which would delay or eliminate their need to purchase emissions reduction products. If any of these circumstances arise, Energy Systems may not realize the expected returns on its investment in the catalytic combustion business.

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

Ownership of Catalytica's stock is concentrated in one owner, and this owner may make decisions contrary to the interests of other stockholders

  As of September 30, 2000, Morgan Stanley Capital Partners and its affiliates held approximately 29% of Catalytica's voting stock and 43% of our total outstanding voting and non-voting stock. Morgan Stanley can convert a portion of its non-voting stock into voting stock only if the conversion results in Morgan Stanley holding 40% or less of Catalytica's outstanding voting stock. On November 13, 2000, Morgan Stanley and its affiliates converted 6,344,598 shares of its non-voting stock into shares of voting stock resulting in Morgan Stanley and its affiliates holding approximately 37% of Catalytica's voting stock. As a result of its stock ownership and contractual rights, Morgan Stanley has significant influence over all matters requiring stockholder approval, including the election of directors and approval of major corporate transactions such as mergers, consolidations or sales of assets, including the Merger. Morgan Stanley also has the right to designate three nominees for election to Catalytica's board of directors and rights to a separate class vote on certain merger and financing transactions. This concentration of ownership and these contractual rights may allow Morgan Stanley to require us to take actions, or delay or prevent us from taking actions that would otherwise be in the stockholders' interest. In connection with the Merger, Morgan Stanley and certain other stockholders of Catalytica have entered into a Voting Agreement pursuant to which Morgan Stanley and such other stockholders have agreed to vote in favor of the acquisition and against certain other matters. This Voting Agreement is filed as an exhibit to the report on Form 8-K filed by Catalytica on August 10, 2000.

  The sale by Morgan Stanley of shares of Catalytica's capital stock could constitute a change of control under Catalytica's credit agreement, which would trigger a default under the agreement. Although Morgan Stanley has agreed not to trigger a change of control under the credit agreement, the sale of shares by Morgan Stanley in breach of this provision could cause Catalytica to default under its credit agreement. In that event, Catalytica might not be able to obtain sufficient credit in a timely fashion or on acceptable terms. In such event, its operations could be adversely affected, causing product delays, loss of customers and deterioration of financial results.

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

Many of our competitors have greater financial resources, research and development experience and marketing ability

  The market in which we compete is characterized by extensive research efforts and rapid technological change. We have numerous competitors in the United States, Europe and Asia, many of whom have greater research and development capabilities, financial resources, managerial resources, marketing experience and manufacturing experience. Our primary competition comes from pharmaceutical companies that manufacture their own products and from other chemical manufacturers such as Lonza AG, Bayer, Chirex, Cambrex, Great Lakes, Dow and until the merger is completed, DSM Fine Chemicals. If our competitors are successful in developing systems and processes that are more effective than our own, then our ability to sell our products, services, systems and processes would be harmed. Our competitors may develop technologies, systems and processes that are more effective than ours or that would render our technology, systems and processes less competitive or obsolete. In addition, our success depends in part on our ability to sell products to potential customers at an early stage of product development, and there can be no assurance that we will be successful in these efforts.

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

Energy Systems' product is in early stages of development and its ability to develop an effective and commercially successful product depends on whether it and its strategic partners can complete development and integration work

  Energy Systems' product, Xonon Cool Combustion system, is in the development stage and must be thoroughly tested in gas turbines and integrated by original equipment manufacturers into their gas turbine products before commercialization. Additional development work may also be required in order to integrate our product into any particular gas turbine. Whether the Xonon system will ultimately be commercially successful, and whether Energy Systems will ultimately be profitable, will depend on a number of factors, including:

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

  In particular, Energy Systems' ability to complete research and development and introduce Xonon systems in the large gas turbine market depends on the continued efforts of General Electric, the world leader in the manufacture of large gas turbines. Catalytica also must develop and maintain relationships with other gas turbine suppliers to commercially introduce Xonon systems in other gas turbine markets. If any major turbine manufacturers terminate their relationship with Energy Systems, then Catalytica may not be able to complete the development and introduction of the Xonon system for that part of the market.

Energy Systems has limited manufacturing and marketing experience and will need to develop these capabilities or find strategic partners to make and sell its products

  Catalytica currently has limited manufacturing capability for its Xonon products. Catalytica expects to expand its manufacturing capability, which will require capital expenditures. Further, to market any of our combustion system products, we must develop marketing capability, either on our own or in conjunction with others. Catalytica may not be able to develop an effective marketing and sales organization or enter into marketing arrangements on acceptable terms.

The GENXON joint venture may require additional funding and may not result in successful products

  Energy Systems' joint venture, GENXON, is not currently profitable and may not become profitable in the future. GENXON might not succeed in developing new combustion systems that will work effectively and economically. Neither joint venture partner is contractually required to make further capital infusions. If Catalytica's partner were to decide not to make additional capital contributions, Catalytica would be faced with the possibility of having to fund the joint venture on its own or find additional sources of financing. In this event, additional financing might not be available on acceptable terms, or at all. As a result, Catalytica's results of operations and financial condition could be adversely affected.

  In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City's gas turbines with the Xonon system for a total turnkey price of $700,000. GENXON did not complete the agreed-upon retrofit and returned the engine to the City in its original state. On August 14, 2000, the City of Glendale filed a complaint against Catalytica and GENXON. The complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete irs performance under a Technical Services Agreement between the City of Glendale and Catalytica providing for the retrofit of the FT4 engine with the FT4 Xonon Combustion System. The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. While the outcome of this case is uncertain, Catalytica believes the complaint is without merit and intends to defend the action vigorously.

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

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

  The statements contained in this quarterly report that are not historical facts are "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "plans," "future," "may," "will," "should," "predicts," "potential," "continue," "expects," "intends," "believes" and similar expressions. Examples of these forward-looking statements include:

  . the timing and likelihood of the consummation of the merger with Synotex and the spin-off of the Energy Systems and Advanced Technologies businesses
  .  our expectations regarding ongoing litigation
  . our expectations regarding the amounts of future sales revenues from Glaxo Wellcome and other pharmaceutical customers
  . our estimates of future operating results and our ability to remain profitable
  . statements regarding the development of our business and products, including our ability to develop new pharmaceutical business and commercialize our Xonon product
  . our ability to develop technologies for efficient manufacturing processes and solve environmental problems
  . our expectations regarding our R&D efforts, including our expectations regarding future R&D reserves
  .  opportunities for the use and commercialization of our technologies
  . the amounts of any future expenditures which may be necessary to comply with environmental, health and safety regulations and to remediate environmental contamination
  .  our expectations regarding our future investment in GENXON
  . Year 2000 compliance, including expected costs and timing of ongoing Year 2000 compliance efforts and expectations regarding the potential effects of non-compliance
  . our ability to account for our acquisition of Wyckoff Chemical Company as a pooling of interests
  .  our anticipated capital expenditures and future financial condition

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to financial market risks, including changes in interest rates. In the second quarter of 1998, following the restructuring of the Chase credit agreement, Catalytica entered into a $50.0 million interest rate swap transaction to reduce Catalytica's exposure to fluctuations in short-term interest rates. This interest rate swap transaction effectively fixed the LIBOR benchmark rate used to calculate Catalytica's borrowing cost at 5.9% for four years on $50.0 million of the debt facilities. Catalytica accounts for this interest rate swap as a hedge, and accrues the interest rate differential as interest expense on a monthly basis. If the designated debt obligation is extinguished early, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. Catalytica does not hold or transact in such financial instruments for purposes other than risk management.

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

  The Company's market risk disclosures set forth have not changed significantly through the nine months ended September 30, 2000.

  PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

  On April 12, 2000, a complaint was filed with the District Court for the Southern District of the State of New York by an individual (the "Plaintiff") against Catalytica Pharmaceuticals and Glaxo Wellcome, alleging Zyban, a product manufactured by Catalytica Pharmaceuticals and distributed by Glaxo Wellcome, was dangerous and defective. The Plaintiff alleges that she suffered an adverse reaction after using Zyban and undergoing anesthesia, including symptoms of cognitive dysfunction and memory loss. The Plaintiff has requested a judgement in the sum of $10,000,000. On July 17, 2000, Catalytica Pharmaceuticals and Glaxo Wellcome responded by denying all allegations in the Plaintiff's complaint and asking for a judgement to dismiss her complaint. Since this case is in the early phase of discovery no documents have been exchanged nor has deposition testimony been obtained. While the outcome of this case is uncertain, Catalytica believes the complaint is without merit and intends to defend the action vigorously.

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

  On August 14, 2000, the City of Glendale filed a complaint against Energy Systems, Catalytica and Genxon Power Systems, Inc. in Los Angeles County Superior Court, Case No. EC029841. The action has been transferred to the Superior Court for Orange County, California. The complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica providing for the retrofit of the FT4 engine with the FT4 Xonon Combustion System. The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. The defendants believe they have meritorious defenses to the claims asserted and intend to defend the action vigorously.

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

     2.1*   Agreement and Plan of Merger by and among Synotex Company, Inc.
     Synotex Acquisition Corporation and Catalytica, Inc. dated August 2, 2000

     4.9(1) Amendment No. 2, dated as of August 2, 2000, to the Preferred Shares Rights Agreement between Catalytica, Inc. and Chase Mellon Shareholder Services, L.L.C.

   9.1* Voting Agreement by and among Synotex Company, Inc., Catalytica, Inc. and certain stockholders of Catalytica dated August 2, 2000.

   27.1  Financial Data Schedule

   * Incorporated by reference to the exhibit of the same number contained in the Company's report on Form 8-K filed on August 10, 2000.

   (1) Incorporated by reference to exhibits filed with Catalytica, Inc.'s Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 0-20966).

   (b)   Reports on Form 8-K

   The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

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


Date: November 14, 2000
                                     CATALYTICA, INC.
                                     (Registrant)


                                         /s/ Lawrence W. Briscoe
                                     By: ------------------------------
                                            Lawrence W. Briscoe
                                         Vice President and Chief
                                             Financial Officer

                                     Signing on behalf of the
                                     registrant and as principal
                                     financial officer